Form 10-Q
period 2004-06-30
PREMIER ENTERTAINMENT BILOXI LLC; PREMIER FINANCE BILOXI CORP
filed 2004-09-03
CIK 1286382, 1286546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  333-114339

PREMIER ENTERTAINMENT BILOXI, LLC
and
PREMIER FINANCE BILOXI CORP.

(Exact Name of Registrant as specified in Its Charter)

Delaware	20-0495680 / 20-0495563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

111 Lameuse Street, Suite 104
Biloxi, MS 39530

(Address, including zip code, of Principal Executive Offices)

(228) 374-7625

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

On June 30, 2004, the registrant had no shares of common stock outstanding.

Premier Entertainment Biloxi, LLC

(A Development Stage Company)

Index

Part I.	Financial Information

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2004 and 2003 and the period from commencement of operations on March 27, 2003 through June 30, 2004 (unaudited)

Condensed Consolidated Statement of Cash Flows for the Six Months ended June 30, 2004 and 2003 and the period from commencement of operations on March 27, 2003 through June 30, 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

Signatures

Exhibits

PART I - FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

PREMIER ENTERTAINMENT BILOXI, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$896	$16,908
Restricted cash	127,810,384	—
Government securities - restricted	33,126,632	—
Prepaid expenses and other current assets	74,873	274,625
Total current assets	161,012,785	291,533

Property, plant and equipment, net	59,947,733	36,151,817

Other assets, net	8,124,140	2,088,961

Total assets	$229,084,658	$38,532,311

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,968,220	$2,384,758
Accrued interest	7,785,567	2,521,016
Other accrued liabilities	27,578	90,834
Term loan	—	34,602,544
Total current liabilities	10,781,365	39,599,152

Long-term debt	167,967,135	—

Members’ capital	52,775,216	—
Deficit accumulated during development stage	(2,439,058)	(1,066,841)
Total members’ equity (deficit)	50,336,158	(1,066,841)

Total liabilities and members’ equity (deficit)	$229,084,658	$38,532,311

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Quarter ended June 30,		Six months ended June 30,		Period from commencement of operations on March 27, 2003, through June 30,
	2004	2003	2004	2003	2004

Operating expenses:
Preopening expenses	$485,333	$208,081	$781,832	$208,081	$1,646,280

Loss from operations	(485,333)	(208,081)	(781,832)	(208,081)	(1,646,280)

Other income (expense):
Interest expense	(550,570)	(37,509)	(1,257,217)	(37,509)	(1,460,017)
Interest income	446,236	12	666,832	12	667,239

Total other income (expense)	(104,334)	(37,497)	(590,385)	(37,497)	(792,778)

Net loss	$(589,667)	$(245,578)	$(1,372,217)	$(245,578)	$(2,439,058)

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period from commencement of operations on March 27, 2003 through June 30,
	2004	2003	2004
Operating Activities
Net loss	$(1,372,217)	$(245,578)	$(2,439,058)
Depreciation and amortization	27,355	—	27,355
Amortization of deferred financing costs, discount and repayment premium	719,245	36,624	902,370
Changes in operating assets and liabilities	74,166	(53,818)	350,872

Net cash used in operating activities	(551,451)	(262,772)	(1,158,461)

Investing Activities
Purchases of property, plant and equipment	(14,382,433)	(30,988,601)	(47,050,035)
Purchase of government securities	(32,946,442)	—	(32,946,442)
Acquisition of intangibles	(494,404)	(500,000)	(1,028,428)
Increase in restricted cash	(126,620,079)	—	(126,620,079)

Net cash used in investing activities	(174,443,358)	(31,488,601)	(207,644,984)

Financing Activities
Increase in deferred financing costs	(7,122,754)	(439,500)	(7,899,754)
Proceeds from long-term debt	168,111,046	32,195,885	202,713,590
Capital contribution	15,180,810	—	15,180,810
Increase in restricted cash	(1,190,305)	—	(1,190,305)

Net cash provided by financing activities	174,978,797	31,756,385	208,804,341

Net increase (decrease) in cash	(16,012)	5,012	896

Cash at beginning of period	16,908	—	—

Cash at end of period	$896	$5,012	$896

See the accompanying notes to the unaudited condensed consolidated financial statements

Premier Entertainment Biloxi LLC

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period from the commencement of operations on March 27, 2003 through December 31, 2003 included in the Premier Entertainment Biloxi, LLC (the Company) Registration Statement on Form S-4 filed effective with the Securities Exchange Commission in July 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  The results for the three and six months ended June 30, 2004 and 2003 and the period from the commencement of operations on March 27, 2003 through June 30, 2004 do not necessarily indicate the results that may be expected for the full year or for the period from commencement of operations through December 31, 2004.

Premier Finance Biloxi Corp. (Premier Finance) was incorporated in October 2003 as a Delaware corporation and is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC. Under Mississippi law, certain expenditures are exempt from sales tax if purchased with the proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation.  Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.  At June 30, 2004, Premier Finance had cash of $501,737 including interest income of $1,737 and a payable to the parent, Premier Entertainment Biloxi LLC, of $500,000.  As of June 30, 2004, Premier Finance has funded consolidated capital expenditures of $1,541,666 to qualify for the tax-exempt status with equity contributions from the parent.  Premier Finance’s assets and operations are included in the condensed consolidated balance sheet and statements of operations and all significant intercompany balances and transactions have been eliminated.

2.  Long-Term Debt and Loan and Security Agreement

On January 23, 2004, the Company issued $160,000,000 aggregate principal amount of 10¾% First Mortgage Notes (Notes) due February 1, 2012 in a private placement offering.  The debt outstanding at June 30, 2004 includes an unamortized discount of $2,040,497, which is being amortized over the term of the agreement.  The Notes are senior to all existing and future senior unsecured indebtedness and subordinated up to $30,000,000 of senior secured indebtedness to be incurred to finance the acquisition and installation of furniture, fixtures and equipment.  The Notes are secured by a pledge of the Company’s membership interests and substantially all of the existing and future assets, other than furniture, fixtures and equipment purchased with the proceeds of certain other indebtedness, cash-on-hand and the casino vessels until they have been delivered and the ship mortgages are recorded.  The Notes may be redeemed, in whole or in part, at any time on or after February 1, 2008 at a premium.  In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering.  The Company incurred $7,109,273 of costs, net of accumulated amortization, in connection with the private placement as of June 30, 2004.  These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt.

Concurrently with the issuance of the Notes, the Company borrowed $10,000,000 in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc.  Also, at this time, AA Capital (consisting of AA Capital Equity Fund L.P. and AA Capital Biloxi Co-Investment Fund L.P.) converted to equity the unpaid principal outstanding under the loan and security agreement of $34,819,190 plus accrued interest of $2,775,216, and made a cash contribution of $15,180,810 in exchange for 100 Class B common and 100 Class A preferred membership units, resulting in an additional $52,775,216 of members’ equity.

Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually once the Property opens.  The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid.  The Company is accruing the repayment premium over the term of the junior subordinated note.  In the event of a change of control or if the Hard Rock license agreement is terminated and the Property becomes owned, operated or licensed by a Hard Rock competitor, the Company will be required to repay all amounts due under the junior subordinated note agreement.  In addition, the Company may be required to make quarterly mandatory prepayments as calculated under the terms of the junior subordinated note once the Property opens.

3.  Restricted Cash

The net proceeds from the issuance of the First Mortgage Notes, a portion of the equity investment and the proceeds from the junior subordinated note all totaling $177,600,000 were deposited into a construction disbursement account, an interest reserve account and a tidelands lease reserve account.  These accounts were pledged to the trustee as security for the Company’s obligations under the Notes.  The funds will be disbursed in accordance with a disbursement agreement (the Disbursement Agreement) under concurrence with the disbursement agent, the trustee and the independent construction consultant.  At June 30, 2004, there was $127,810,384 in the construction disbursement and reserve accounts, which is classified as restricted cash.

4.  Government Securities - Restricted

During the six months ended June 30, 2004, the Company invested $32,946,442 in U.S. Treasury securities in accordance with the Disbursement Agreement. The investment is classified as held to maturity, and is recorded as Government securities at its acquisition cost including accrued interest at June 30, 2004.  The investment plus the interest earned will be used to pay the first four interest payments on the Notes as required by the Disbursement Agreement.

5.  Related Party Transactions

A member of GAR LLC is the President and Chief Executive Officer of the Company’s general contractor.  The Company believes that the terms of the agreement with the contractor are similar to those that could otherwise be received from a third party.  Total payments to the general contractor for the period from the commencement of operations on March 27, 2003 through June 30, 2004 were $11,180,000.

6.  Commitments and Contingencies

In January 2004, the Company executed the purchase of a leasehold contract with a third party whereby the Company paid $432,000 to assume such lease. The payment is classified as an intangible asset in Other assets at June 30, 2004 and is being amortized over the life of the lease. At the same time, the Company entered into a seven year triple net lease with the City of Biloxi, Mississippi. Beginning in February 2004 the Company must pay monthly rent of $1,529. The rent will increase by the Consumer Price Index beginning on the first anniversary date of execution of the lease and continuing on each yearly anniversary date.

In April 2004, the Company entered into an agreement with a third party to lease office space. The term of the lease is for a period of two years and the Company must pay monthly rent of $2,926. The rent may increase on a semi-annual basis to reflect the increased cost to the lessor based upon the previous six month period variable expenses. Variable expenses are defined as electricity, gas, water and sewer, taxes, insurance and common area janitorial services.

7.  Subsequent Events

In August 2004, the Company and Kojis and Sons Signs, Inc. (Kojis) entered into an agreement whereby Kojis agreed to manufacture, install and maintain for one year a one hundred twenty foot (120’) high marquee guitar sign for $540,000.

In August 2004, the Company entered into a purchasing consulting agreement whereby the consultant is to provide services related to the purchasing and installation of certain owner supplied furniture, fixtures and equipment for a fee of $174,000 and reasonable reimbursable expenses. The services and payment for such services are to coincide and both shall conclude in October 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on October 18, 2002 and commenced operations on March 27, 2003. There were no assets, liabilities or operations from inception through the commencement of operations. Since our formation, we have been in the development stage. Our activities included applying for certain necessary permits, licenses and regulatory approvals to enable us to construct and manage the operations of the Hard Rock Hotel & Casino Biloxi, and development activities in connection with the Hard Rock Hotel & Casino Biloxi. We have also purchased approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi to build the Hard Rock Hotel & Casino Biloxi. In addition, we have entered into a 20-year licensing agreement with Hard Rock Hotel Licensing, Inc. under which we were granted the right to use and develop the Hard Rock brand name for our hotel and casino resort. We began construction in January 2004.

We anticipate the Hard Rock Hotel & Casino Biloxi will be approximately 388,000 square-foot in size featuring a casino (with approximately 1,500 slot machines and 50 table games), a 306-room hotel, a Hard Rock Cafe, a Hard Rock Live! entertainment venue, a Hard Rock retail store, a tropical-themed Hard Rock beach pool, restaurants, a full service fitness spa, a top floor lounge, and a parking garage with approximately 1,600 spaces, and various other amenities. We expect to open the Hard Rock Hotel & Casino Biloxi in the third quarter of 2005.

Premier Finance Biloxi Corp. is serving as the co-issuer of the $160,000,000 10 ¾% First Mortgage Notes due February 1, 2012 (Notes) and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing. See “—Liquidity and Capital Resources.”

Results of Operations

We are in the development stage and do not have any historical operating results other than costs incurred in designing and developing the Hard Rock Hotel & Casino Biloxi. For the period from commencement of operations on March 27, 2003 through June 30, 2004, we incurred a total of $2.4 million of net interest expense and non-capitalized design, development and pre-opening expenses in connection with the Hard Rock Hotel & Casino Biloxi. These costs primarily relate to licensing expenses, transaction fees, legal fees, interest expense and organizational costs to prepare us for becoming a gaming enterprise. We expect these losses to continue and to increase until operations commence with the planned opening of the Hard Rock Hotel and Casino Biloxi in the third quarter of 2005. Our historical operating results will not be indicative of future operating results because activities previously undertaken have been development stage in nature and planned future activities include the operation of a new gaming facility.

Liquidity and Capital Resources

As of June 30, 2004, we spent approximately $31.0 million to acquire the land and $9.1 million to fund operations and loan costs and expended $17.1 million to finance the initial design and development costs of the Hard Rock Hotel & Casino Biloxi, which have been capitalized. We will continue to use the gross proceeds we obtained on January 23, 2004 from the offering of the Notes in conjunction with an equity investment from AA Capital of $15.1 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc and $17.1 million in furniture, fixtures and equipment financing to fund the costs associated with the Hard Rock Hotel & Casino Biloxi. The $17.1 million in furniture, fixtures and equipment financing will be obtained from vendors or other third party lenders. The net proceeds of the offering of the Notes, an equity investment from AA Capital and the proceeds of the junior subordinated note have been deposited as follows: (1) approximately $143.5 million was deposited into a construction disbursement account and is being periodically drawn upon to finance the design, development, construction, equipping and opening of the Hard Rock Hotel & Casino Biloxi (2) approximately $33.1 million was deposited in an interest reserve account and was used to purchase government securities of $32.9 million representing sufficient funds to pay the first four interest payments on the Notes and (3) approximately $1.0 million was deposited into a tidelands lease account and will be used to fund rent payments to the State of Mississippi on a tidelands lease through the first year of operations.

The funds provided by the sources described above are expected to be sufficient to design, develop, construct, equip and commence operations of the Hard Rock Hotel & Casino Biloxi, provided there are no unexpected delay costs or construction cost overruns.

Following the opening of the Hard Rock Hotel & Casino Biloxi, we expect to fund our business from operating cash flows.

Mississippi Bond Financing.    Mississippi law provides that certain expenditures for materials made in connection with certain economic development projects in the State of Mississippi, including the land-based portion of the Hard Rock Hotel & Casino Biloxi (which includes the hotel tower, the parking garage, the low-rise pavilion and the pool area), are exempt from Mississippi’s sales tax if such expenditures are paid for with proceeds from approved industrial development revenue bonds issued by the Mississippi Business Finance Corporation, (MBFC). Up to $60.0 million of our expected costs for the Hard Rock Hotel & Casino Biloxi could be eligible for this program. We have submitted an application to the MBFC and have received approval of our application.

In connection with the issuance of the industrial development revenue bonds, the following actions were taken:

•                  The disbursement agent distributed amounts to us from the construction disbursement account in accordance with the procedures set forth in the disbursement agreement to avail ourselves of this program.

•                  We used these funds distributed to us from the construction disbursement account to make an equity contribution to Premier Finance Biloxi Corp.

•                  Premier Finance Biloxi Corp. used the proceeds of this equity contribution to purchase industrial development revenue bonds issued by the MBFC.

•                  The MBFC loaned the proceeds from the sale and issuance of the industrial development revenue bonds to us.

•                  We will use amounts loaned to us by the MBFC to finance the purchase of certain permitted component materials required to construct and install the improvements to the land-based portion of the Hard Rock Hotel & Casino Biloxi.

•                  Premier Finance Biloxi Corp. pledged its interest in the industrial development revenue bonds that it purchased from the MBFC to the trustee under the indenture governing the Notes for the benefit of the holders of the Notes.

At June 30, 2004, Premier Finance Biloxi, Corp. funded consolidated capital expenditures of $1.5 million to qualify for the tax-exempt status.  We expect to save up to $2.0 million in sales tax that we would have otherwise been required to pay in connection with purchasing materials to be used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi. Any such sales tax savings that we are able to realize will reduce the construction costs for the project and will increase our excess liquidity.

The sale and issuance of the industrial development revenue bonds to Premier Finance Biloxi Corp. and the subsequent loan by the MBFC of the proceeds thereof to us did not result in any additional net indebtedness for us. However, there can be no assurances that any purchases of materials made by or on behalf of us with the proceeds of industrial development revenue bonds will be exempt from Mississippi sales tax.

Seasonality

We have no operating history. We anticipate that activity at the Hard Rock Hotel & Casino Biloxi may be modestly seasonal, with stronger results expected during the second and third quarters due to the relatively higher levels of tourism to the Mississippi Gulf Coast during this time of the year. Results are expected to be lower during the fourth quarter. In addition, our operations may be impacted by adverse weather conditions and fluctuations in the tourism business. Accordingly, our results of operations may fluctuate from quarter to quarter and the results for any one quarter may not be indicative of results for future quarters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The borrowings in connection with the offering of the Notes and the junior subordinated note from Rank America, Inc. are fixed-rate indebtedness. Through June 30, 2004, we had not invested in derivative or foreign currency-based financial instruments.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 2IE of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forward looking statements are also included in the Company’s other periodic reports on Forms l0-K, l0-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive and increased competition from the legalization or expansion of gaming in Mississippi or Alabama and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability, (2) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned, (3) changes in gaming laws or regulations, (4) changes in federal or state tax laws, (5) changes in the economy, and (6) the additional furniture, fixture, and equipment financing to complete the project. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Registration Statement on Form S-4 filed effective with the Securities Exchange Commission in July 2004.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors that could affect the Company’s operating results and financial condition, review the Company’s other filings with the Securities and Exchange Commission.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004

Such officers also confirm that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Lease Assignment (Lancon), dated as of February 30, 2004, between Premier Entertainment Biloxi LLC, as assignee, and Joe Lancon and Charmaine Lancon, as assignor,

10.2*	Lease Agreement (Office), dated as of April 15, 2004, between Premier Entertainment Biloxi LLC, as lessee, and Charles T Harrison Realty Agency, as agent for Medical Plaza, Limited, as lessor.

10.3*	Consulting Agreement (Purchasing), dated August 10, 2004 between Premier Entertainment Biloxi LLC and C P Procurement Services, Inc.

10.4*	Purchase Agreement (Marquee), dated as of August 19, 2004, between Premier Entertainment Biloxi LLC and Kojis and Sons Signs, Inc.

31.1*	Chief Operating Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Operating Officer and Chief Financial Officer.

*                               Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ENTERTAINMENT BILOXI, LLC
(Registrant)

Date: September 1, 2004

/s/ Gregory J Bosarge

Gregory J Bosarge
Vice President and Chief Financial Officer