Form 10-Q/A
period 2004-06-30
PREMIER ENTERTAINMENT BILOXI LLC; PREMIER FINANCE BILOXI CORP
filed 2004-11-12
CIK 1286382, 1286546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number  333-114339

PREMIER ENTERTAINMENT BILOXI LLC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO  ☒

On June 30, 2004, the registrant had no shares of common stock outstanding.

Premier Entertainment Biloxi LLC

(A Development Stage Company)

Index

Part I.	Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited), June 30, 2004 (unaudited) and December 31, 2003	1
	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2004 (unaudited) Three and Six Months ended June 30, 2004 and 2003 and the period from commencement of operations on March 27, 2003 through June 30, 2004 (unaudited)	2
	Condensed Consolidated Statement of Cash Flows for the Six Months ended June 30, 2004 and 2003 and the period from commencement of operations on March 27, 2003 through June 30, 2004 (unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004 (unaudited), and the period from commencement of operations on March 27, 2003 through March 31, 2004 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

Part II.	Other Information

Item 6.	Exhibits	13

Signatures		14

Exhibits		15

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report 10-Q for the period ended June 30, 2004 is being filed solely to correct an error related to the calculation of capitalized interest. This correction is for the period ending March 31, 2004 and the period ending June 30, 2004. In order to preserve the nature and character of the disclosures as originally filed, except to address the error in the calculation of capitalized interest, no attempt has been made in this Amendment No. 1 to modify or update disclosures as presented in our Quarterly Report on Form 10-Q for the period ended June 30, 2004 for events that occurred subsequent to its original filing on September 3, 2004. Accordingly this Amendment No. 1 should be read in conjunction with our subsequent filings with the Securities and Exchange Commission. This correction changes our previously reported net loss and balance sheet as of March 31, 2004 and June 30, 2004.

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004	December 31, 2003
	Restated (Unaudited)	Restated (Unaudited)
ASSETS
Current assets:
Cash	$896	$18,534	$16,908
Restricted cash	127,810,384	136,937,287	—
Government securities - restricted	33,126,632	32,946,442	—
Prepaid expenses and other current assets	74,873	188,498	274,625
Total current assets	161,012,785	170,090,761	291,533

Property, plant and equipment, net	54,790,509	44,450,635	36,151,817

Other assets, net	8,124,140	8,308,552	2,088,961

Total assets	$223,927,434	$222,849,948	$38,532,311

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,968,220	$2,867,611	$2,384,758
Accrued interest	7,785,567	3,109,624	2,521,016
Other accrued liabilities	27,578	7,376	90,834
Term loan	—	—	34,602,544
Total current liabilities	10,781,365	5,984,611	39,599,152

Long-term debt	167,967,135	167,920,178	—

Members’ capital	52,775,216	52,775,216	—
Deficit accumulated during development stage	(7,596,282)	(3,830,057)	(1,066,841)
Total members’ equity (deficit)	45,178,934	48,945,159	(1,066,841)

Total liabilities and members' equity (deficit)	$223,927,434	$222,849,948	$38,532,311

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,		Period from commencement of operations on March 27, 2003, through June 30,
	2004	2003	2004	2003	2004
	Restated		Restated		Restated
Operating expenses:
Preopening expenses	$485,333	$208,081	$781,832	$208,081	$1,646,280

Loss from operations	(485,333)	(208,081)	(781,832)	(208,081)	(1,646,280)

Other income (expense):
Interest expense	(3,727,128)	(37,509)	(6,414,441)	(37,509)	(6,617,241)
Interest income	446,236	12	666,832	12	667,239

Total other income (expense)	(3,280,892)	(37,497)	(5,747,609)	(37,497)	(5,950,002)

Net loss	$(3,766,225)	$(245,578)	$(6,529,441)	$(245,578)	$(7,596,282)

	Quarter ended March 31,	Period from commencement of Operations on March 27, 2003, through March 31,
	2004	2004
	Restated	Restated
Operating expenses:
Preopening expenses	$296,499	$1,160,947

Loss from operations	(296,499)	(1,160,947)

Other income (expense):
Interest expense	(2,687,313)	(2,890,113)
Interest income	220,596	221,003

Total other income (expense)	(2,466,717)	(2,669,110)

Net loss	$(2,763,216)	$(3,830,057)

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period from commencement of operations on March 27, 2003 through June 30,
	2004	2003	2004
	Restated		Restated

Operating Activities
Net loss	$(6,529,441)	$(245,578)	$(7,596,282)
Depreciation and amortization	27,355	—	27,355
Amortization of deferred financing costs, discount and repayment premium	719,245	36,624	902,370
Changes in operating assets and liabilities	2,418,734	(53,818)	5,508,096

Net cash used in operating activities	(3,364,107)	(262,772)	(1,158,461)

Investing Activities	(11,569,777)	(30,988,601)	(47,050,035)
Purchases of property, plant and equipment	(32,946,442)	—	(32,946,442)
Purchase of government securities
Acquisition of intangibles	(494,404)	(500,000)	(1,028,428)
Increase in restricted cash	(126,620,079)	—	(126,620,079)

Net cash used in investing activities	(171,630,702)	(31,488,601)	(207,644,984)

Financing Activities
Increase in deferred financing costs	(7,122,754)	(439,500)	(7,899,754)
Proceeds from long-term debt	168,111,046	32,195,885	202,713,590
Capital contribution	15,180,810	—	15,180,810
Increase in restricted cash	(1,190,305)	—	(1,190,305)

Net cash provided by financing activities	174,978,797	31,756,385	208,804,341

Net increase (decrease) in cash	(16,012)	5,012	896

Cash at beginning of period	16,908	—	—

Cash at end of period	$896	$5,012	$896

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,	Period from commencement of operations on March 27, 2003 through March 31,
	2004	2004
	Restated	Restated

Operating Activities
Net loss	$(2,763,216)	$(3,830,057)
Amortization of deferred financing costs, discount and repayment premium	447,818	630,943
Changes in operating assets and liabilities	(143,566)	133,140

Net cash used in operating activities	(2,458,964)	(3,065,974)

Investing Activities
Purchases of property, plant and equipment	(3,359,089)	(36,026,691)
Purchase of government securities	(32,946,442)	(32,946,442)
Acquisition of intangibles	(494,404)	(1,028,428)
Increase in restricted cash	(135,750,006)	(135,750,006)

Net cash used in investing activities	(172,549,941)	(205,751,567)

Financing Activities
Increase in deferred financing costs	(7,094,044)	(7,871,044)
Proceeds from long-term debt	168,111,046	202,713,590
Capital contribution	15,180,810	15,180,810
Increase in restricted cash	(1,187,281)	(1,187,281)

Net cash provided by financing activities	175,010,531	208,836,075

Net increase (decrease) in cash	1,626	18,534

Cash at beginning of period	16,908	—

Cash at end of period	$18,534	$18,534

See the accompanying notes to the unaudited condensed consolidated financial statements

Premier Entertainment Biloxi LLC

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period from the commencement of operations on March 27, 2003 through December 31, 2003 included in the Premier Entertainment Biloxi LLC (the Company) Registration Statement on Form S-4 filed effective with the Securities Exchange Commission in July 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  The results for the three and six months ended June 30, 2004 and 2003 and the period from the commencement of operations on March 27, 2003 through June 30, 2004 do not necessarily indicate the results that may be expected for the full year or for the period from commencement of operations through December 31, 2004.

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

8.  Correction of Error

Property, plant, and equipment, deficit accumulated during development stage, interest expense, and net loss have been restated for the three months ended March 31, 2004, six months ended June 30, 2004 and for the period from commencement of operations on March 27, 2003, through June 30, 2004 for an error in the Company’s capitalized interest calculation.  This had the effect of decreasing property, plant and equipment and increasing the deficit accumulated during the development stage by $1,980,666 and $5,157,224 for the three and six months ended March 31, 2004 and June 30, 2004, respectively.

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

Premier Finance Biloxi Corp. is serving as the co-issuer of the $160,000,000 10 ¾% First Mortgage Notes due February 1, 2012 (Notes) and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing. See “–Liquidity and Capital Resources.”

Results of Operations

We are in the development stage and do not have any historical operating results other than costs incurred in designing and developing the Hard Rock Hotel & Casino Biloxi. For the period from commencement of operations on March 27, 2003 through June 30, 2004, we incurred a total of $7.6 million of net interest expense and non-capitalized design, development and pre-opening expenses in connection with the Hard Rock Hotel & Casino Biloxi. For the same time period interest expense was $6.6 million. These costs primarily relate to licensing expenses, transaction fees, legal fees, interest expense and organizational costs to prepare us for becoming a gaming enterprise. We expect these losses to continue and to increase until operations commence with the planned opening of the Hard Rock Hotel and Casino Biloxi in the third quarter of 2005. Our historical operating results will not be indicative of future operating results because activities previously undertaken have been development stage in nature and planned future activities include the operation of a new gaming facility.

Liquidity and Capital Resources

As of June 30, 2004, we spent approximately $31.0 million to acquire the land and $9.1 million to fund operations and loan costs and expended $17.1 million to finance the initial design and development costs of the Hard Rock Hotel & Casino Biloxi, which have been capitalized.  As of June 30, 2004 capitalized interest was $4.8 million. We will continue to use the gross proceeds we obtained on January 23, 2004 from the offering of the Notes in conjunction with an equity investment from AA Capital of $15.1 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc and $17.1 million in furniture, fixtures and equipment financing to fund the costs associated with the Hard Rock Hotel & Casino Biloxi. The $17.1 million in furniture, fixtures and equipment financing will be obtained from vendors or other third party lenders. The net proceeds of the offering of the Notes, an equity investment from AA Capital and the proceeds of the junior subordinated note have been deposited as follows: (1) approximately $143.5 million was deposited into a construction disbursement account and is being periodically drawn upon to finance the design, development, construction, equipping and opening of the Hard Rock Hotel & Casino Biloxi (2) approximately $33.1 million was deposited in an interest reserve account and was used to purchase government securities of $32.9 million representing sufficient funds to pay the first four interest payments on the Notes and (3) approximately $1.0 million was deposited into a tidelands lease account and will be used to fund rent payments to the State of Mississippi on a tidelands lease through the first year of operations.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

Such officers also confirm that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Lease Assignment (Lancon ), dated as of February 30, 2004, between Premier Entertainment Biloxi LLC, as assignee, and Joe Lancon and Charmaine Lancon, as assignor,

10.2*	Lease Agreement (Office ), dated as of April 15, 2004, between Premier Entertainment Biloxi LLC, as lessee, and Charles T Harrison Realty Agency, as agent for Medical Plaza, Limited, as lessor.

10.3*	Consulting Agreement (Purchasing ), dated August 10, 2004 between Premier Entertainment Biloxi LLC and C P Procurement Services, Inc.

10.4*	Purchase Agreement (Marquee ), dated as of August 19, 2004, between Premier Entertainment Biloxi LLC and Kojis and Sons Signs, Inc.

31.1	Chief Operating Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Operating Officer and Chief Financial Officer.

*              Filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed on September 3, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ENTERTAINMENT BILOXI LLC
(Registrant)
Date: November 10, 2004

/s/ Gregory J Bosarge

Gregory J Bosarge
Vice President and Chief Financial Officer