Form 10-Q
period 2004-09-30
PREMIER ENTERTAINMENT BILOXI LLC; PREMIER FINANCE BILOXI CORP
filed 2004-11-12
CIK 1286382, 1286546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On September 30, 2004, the registrant had no shares of common stock outstanding.

Premier Entertainment Biloxi LLC

(A Development Stage Company)

Index

Part I.	Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2004 and 2003 and the period from commencement of operations on March 27, 2003 through September 30, 2004 (unaudited)	2
	Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2004 and 2003 and the period from commencement of operations on March 27, 2003 through September 30, 2004 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

Part II. Other Information

Item 6.	Exhibits	12

Signatures		13

Exhibits		14

PART I - FINANCIAL INFORMATION

Item 1.                                   FINANCIAL STATEMENTS

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash	$14,322	$16,908
Restricted cash	113,815,252	—
Government securities - restricted	25,265,550	—
Prepaid expenses and other current assets	146,701	274,625
Total current assets	139,241,825	291,533

Property, plant and equipment, net	69,125,712	36,151,817

Other assets, net	7,972,568	2,088,961

Total assets	$216,340,105	$38,532,311

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,093,715	$2,384,758
Accrued interest	3,875,786	2,521,016
Other accrued liabilities	35,610	90,834
Term loan	—	34,602,544
Total current liabilities	7,005,111	39,599,152

Long-term debt	168,015,449	—

Members’ capital	52,775,216	—
Deficit accumulated during development stage	(11,455,671)	(1,066,841)
Total members’ equity (deficit)	41,319,545	(1,066,841)

Total liabilities and members’ equity (deficit)	$216,340,105	$38,532,311

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,		Period from commencement of operations on March 27, 2003, through September 30,
	2004	2003	2004	2003	2004
Operating expenses:
Preopening expenses	$498,940	$360,032	$1,280,772	$568,113	$2,145,220

Loss from operations	(498,940)	(360,032)	(1,280,772)	(568,113)	(2,145,220)

Other income (expense):
Interest expense	(3,820,296)	(77,198)	(10,234,737)	(114,707)	(10,437,537)
Interest income	459,847	103	1,126,679	115	1,127,086

Total other income (expense)	(3,360,449)	(77,095)	(9,108,058)	(114,592)	(9,310,451)

Net loss	$(3,859,389)	$(437,127)	$(10,388,830)	$(682,705)	$(11,455,671)

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from commencement of operations on March 27, 2003 through September 30,
	2004	2003	2004

Operating Activities
Net loss	$(10,388,830)	$(682,705)	$(11,455,671)
Depreciation and amortization	42,771	—	42,771
Amortization of deferred financing costs, discount and repayment premium	1,002,375	109,874	1,185,500
Changes in operating assets and liabilities	775,426	(123,285)	3,252,443

Net cash used in operating activities	(8,568,258)	(696,116)	(6,974,957)

Investing Activities
Purchases of property, plant and equipment	(29,095,715)	(31,510,131)	(62,746,191)
Purchase of government securities	(32,946,442)	—	(32,946,442)
Acquisition of intangibles	(443,777)	(500,000)	(1,040,560)
Sale of government securities	8,074,529	—	8,074,529
Increase in restricted cash	(113,170,714)	—	(113,170,714)

Net cash used in investing activities	(167,582,119)	(32,010,131)	(201,829,378)

Financing Activities
Increase in deferred financing costs	(6,105,890)	(439,500)	(8,037,568)
Proceeds from long-term debt	168,111,046	33,148,967	202,713,590
Capital contribution	15,180,810	—	15,180,810
Increase in restricted cash	(1,038,175)	—	(1,038,175)

Net cash provided by financing activities	176,147,791	32,709,467	208,818,657

Net increase (decrease) in cash	(2,586)	3,220	14,322

Cash at beginning of period	16,908	—	—

Cash at end of period	$14,322	$3,220	$14,322

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$8,982,222	—	$8,982,222

Supplemental schedule of non-cash investing and financing activities:

During the quarter ended March 31, 2004, AA Capital converted to equity the unpaid principal outstanding under the loan and security agreement of $34,819,190 plus accrued interest of $2,775,216, and made a cash contribution of $15,180,810 resulting in additional member’s equity of $52,775,216.

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period from the commencement of operations on March 27, 2003 through December 31, 2003 included in the Premier Entertainment Biloxi LLC (the Company) Registration Statement on Form S-4 filed effective with the Securities Exchange Commission in July 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  The results for the three and nine months ended September 30, 2004 and 2003 and the period from the commencement of operations on March 27, 2003 through September 30, 2004 do not necessarily indicate the results that may be expected for the full year or for the period from commencement of operations through December 31, 2004.

Premier Finance Biloxi Corp. (Premier Finance) was incorporated in October 2003 as a Delaware corporation and is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC. Under Mississippi law, certain expenditures are exempt from sales tax if purchased with the proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation.  Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.  At September 30, 2004, Premier Finance had cash of $284,033 including interest income of $33 and a payable to the parent, Premier Entertainment Biloxi LLC, of $284,000.  As of September 30, 2004, Premier Finance has funded consolidated capital expenditures of $4,843,692 to qualify for the tax-exempt status with equity contributions from the parent.  Premier Finance’s assets and operations are included in the condensed consolidated balance sheet and statements of operations and all significant inter-company balances and transactions have been eliminated.

2.  Long-Term Debt and Loan and Security Agreement

On January 23, 2004, the Company issued $160,000,000 aggregate principal amount of 10¾% First Mortgage Notes (Notes) due February 1, 2012 in a private placement offering.  The debt outstanding at September 30, 2004 includes an unamortized discount of $1,996,810, which is being amortized over the term of the agreement.  The Notes are senior to all existing and future senior unsecured indebtedness and subordinated up to $30,000,000 of senior secured indebtedness to be incurred to finance the acquisition and installation of furniture, fixtures and equipment.  The Notes are secured by a pledge of the Company’s membership interests and substantially all of the existing and future assets, other than furniture, fixtures and equipment purchased with the proceeds of certain other indebtedness, cash-on-hand and the casino vessels until they have been delivered and the ship mortgages are recorded.  The Notes may be redeemed, in whole or in part, at any time on or after February 1, 2008 at a premium.  In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering.  The Company incurred $6,973,117 of costs, net of accumulated amortization, in connection with the private placement as of September 30, 2004.  These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt.

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

3.  Restricted Cash

The net proceeds from the issuance of the First Mortgage Notes, a portion of the equity investment and the proceeds from the junior subordinated note all totaling $177,600,000 were deposited into a construction disbursement account, an interest reserve account and a tidelands lease reserve account.  These accounts were pledged to the trustee as security for the Company’s obligations under the Notes.  The funds will be disbursed in accordance with a disbursement agreement (the Disbursement Agreement) under concurrence with the disbursement agent, the trustee and the independent construction consultant.  At September 30, 2004, there was $139,080,802 in the construction disbursement, the direct disbursement and reserve accounts, which is classified as restricted cash.

4.              Government Securities - Restricted

During the nine months ended September 30, 2004, the Company invested $32,946,442 in U.S. Treasury securities in accordance with the Disbursement Agreement. The investment is classified as held to maturity, and is recorded as Government securities at its acquisition cost including accrued interest at September 30, 2004.  The investment plus the interest earned will be used to pay the first four (4) interest payments on the Notes as required by the Disbursement Agreement. On August 1, 2004, the Company made its first interest payment on the 10¾% First Mortgage Notes of which $8,074,529 of the U S Treasury securities were used.

5.  Related Party Transactions

A member of GAR LLC is the President and Chief Executive Officer of the Company’s general contractor.  The Company believes that the terms of the agreement with the contractor are similar to those that could otherwise be received from a third party.  Total payments to the general contractor for the period from the commencement of operations on March 27, 2003 through September 30, 2004 were $23,196,252.

In November 2004, the Company entered into a change order with the general contractor in the amount of $3,640,933. The Company believes that the terms of this change order with the contractor are similar to terms that could otherwise be received from a third party and will be funded out of contingency funds with no increase to the total project budget.

(See Management’s Discussion and Analysis for further details)

6.  Commitments and Contingencies

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

7.  Subsequent Events

In November 2004, the Company executed a change order that enhanced the overall scope of work and amended the guaranteed maximum price contract “GMP” with the General Contractor, Roy Anderson Corporation, in the amount of $3,640,933. Further details outlining the scope changes are identified in the Management’s Discussion and Analyses in item 2.

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

We anticipate the Hard Rock Hotel & Casino Biloxi will be approximately 388,000 square-foot in size featuring a casino (with approximately 1,500 slot machines and 50 table games), a 318-room hotel, a Hard Rock Cafe, a Hard Rock Live! entertainment venue, a Hard Rock retail store, a tropical-themed Hard Rock beach pool, restaurants, a full service fitness spa, a top floor lounge, and a parking garage with approximately 1,600 spaces, and various other amenities. We expect to open the Hard Rock Hotel & Casino Biloxi in the third quarter of 2005.

Premier Finance Biloxi Corp. is serving as the co-issuer of the $160,000,000 10 ¾% First Mortgage Notes due February 1, 2012 (Notes) and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing. See “—Liquidity and Capital Resources.”

Results of Operations

We are in the development stage and do not have any historical operating results other than costs incurred in designing and developing the Hard Rock Hotel & Casino Biloxi. For the period from commencement of operations on March 27, 2003 through September 30, 2004, we incurred a total of $11.5 million of net interest expense and non-capitalized design, development and pre-opening expenses in connection with the Hard Rock Hotel & Casino Biloxi. For the same time period interest expense was $10.4 million. These costs primarily relate to licensing expenses, transaction fees, legal fees, interest expense and organizational costs to prepare us for becoming a gaming enterprise. We expect these losses to continue and to increase until operations commence with the planned opening of the Hard Rock Hotel and Casino Biloxi in the third quarter of 2005. Our historical operating results will not be indicative of future operating results because activities previously undertaken have been development stage in nature and planned future activities include the operation of a new gaming facility.

In November the Company entered into a change order amending the GMP. This change order in-part creates approximately 31,000 square feet of additional finished space to improve the property’s efficiency and functionality.

Highlights of these enhancements and scope changes are as follows.

•                  Created ten (10) additional typical rooms and two (2) entertainer suites to increase the total room count to 318. This was accomplished in the hotel area previously designated for the spa on the third (3rd) floor. The spa has been modified and relocated to the lowrise. This modification took advantage of unfinished space to produce revenue generating assets to the property.

•                  Expanded the third level in the lowrise approximately 4,000 square feet to allow for back of the house functions to be relocated from the promenade area thus creating a “retail promenade” area. Management is currently negotiating leases with various tenants to fill this created space. A letter of intent has been entered into with Starbucks Coffee.

•                  Created a total of 7,800 square feet of restaurant space in the lowrise adjacent to the casino which caused certain functions to be relocated on the second and third floors. Management is currently in final negotiations to sign a national U S restaurant tenant.

•                  Improved the overall ceiling design in the casino by adding a more traditional ceiling to the casino area consisting of approximately 50,000 square feet of wood trim and drywall combination.

•                  Adjusted the garage to include four (4) EIFS finished columns that will be up lit.

•                  Created additional office space on the third level of the lowrise for administrative offices that otherwise may have been leased off property from third parties.

The total cost of these improvements is approximately $3.64 million which is an increase to the GMP of 4.4%. The total amended GMP is $85.6 million. The change order includes all related material and the additional labor burden associated with these areas. These improvements will be funded out of the contingency fund as set forth in section 5.1.1 of the Cash Collateral and Disbursement Agreement. More specifically, the cost of these improvements will be funded from that $5 million dollar portion of the $12 million contingency fund that is segregated for the contractor under the GMP.

Liquidity and Capital Resources

As of September 30, 2004, we spent approximately $31.0 million to acquire the land and $15.0 million to fund operations and loan costs and expended $32.8 million to finance the initial design and development costs of the Hard Rock Hotel & Casino Biloxi, which have been capitalized. As of September 30, 2004 capitalized interest was $6.4 million. We will continue to use the gross proceeds we obtained on January 23, 2004 from the offering of the Notes in conjunction with an equity investment from AA Capital of $15.1 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc and $17.1 million in furniture, fixtures and equipment financing to fund the costs associated with the Hard Rock Hotel & Casino Biloxi. The $17.1 million in furniture, fixtures and equipment financing will be obtained from vendors or other third party lenders. The net proceeds of the offering of the Notes, an equity investment from AA Capital and the proceeds of the junior subordinated note have been deposited as follows: (1) approximately $143.5 million was deposited into a construction disbursement account and is being periodically drawn upon to finance the design, development, construction, equipping and opening of the Hard Rock Hotel & Casino Biloxi. As of September 30, 2004 the Company had a balance of $112.8 million remaining in the Company’s Construction Disbursement Account and the Company’s Direct Disbursement Account. In September 2004 the Company purchased one $50 million Certificate of Deposit for 180 days maturing in March 2005 at 2.00% and one $45 million Certificate of Deposit for 60 days maturing in November 2004 at 1.82%   (2) approximately $33.1 million was deposited in an interest reserve account and was used to purchase government securities of $32.9 million representing sufficient funds to pay the first four interest payments on the Notes of which $8.1 million was used to pay the first interest payment on August 1, 2004 leaving a balance as of September 30, 2004 of $25.3 million. In addition, $.9 million was used from the construction disbursement account to fund the first interest payment shortfall and (3) approximately $1.0 million was deposited into a tidelands lease account and will be used to fund rent payments to the State of Mississippi on a tidelands lease through the first year of operations. The balance in the Tidelands Lease Reserve Account as of September 30, 2004 was approximately $1.0 million.

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

At September 30, 2004, Premier Finance Biloxi, Corp. funded consolidated capital expenditures of $4.8 million to qualify for the tax-exempt status.  We expect to save up to $2.0 million in sales tax that we would have otherwise been required to pay in connection with purchasing materials to be used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi. Any such sales tax savings that we are able to realize will reduce the construction costs for the project and will increase our excess liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The borrowings in connection with the offering of the Notes and the junior subordinated note from Rank America, Inc. are fixed-rate indebtedness. Through September 30, 2004, we had not invested in derivative or foreign currency-based financial instruments.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004

Such officers also confirm that there was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1	*	Consulting Agreement (Purchasing), dated August 10, 2004 between Premier Entertainment Biloxi LLC and C P Procurement Services, Inc.

10.2	*	Purchase Agreement (Marquee), dated as of August 19, 2004, between Premier Entertainment Biloxi LLC and Kojis and Sons Signs, Inc.

10.3		Change Order Agreement Number 001 effective November 10, 2004 between Premier Entertainment Biloxi LLC and Roy Anderson Corp.

31.1		Chief Operating Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2		Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Operating Officer and Chief Financial Officer.

*              Previously Filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ENTERTAINMENT BILOXI LLC
(Registrant)
Date: November 10, 2004

/s/ Gregory J Bosarge
Gregory J Bosarge
Vice President and Chief Financial Officer