Form 10-K
period 2004-12-31
PREMIER ENTERTAINMENT BILOXI LLC
filed 2005-03-23
CIK 1286382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to

PREMIER ENTERTAINMENT BILOXI LLC

 (Exact Name of Registrant as specified in Its Charter)

Delaware	Commission file number	20-0495680
(State or Other Jurisdiction of Incorporation or Organization)	333-114339	(IRS Employer Identification No)

111 Lameuse Street, Suite 104 Biloxi, MS 39530
(Address, including zip code, or Principal Executive Offices)

(228) 374-7625

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) Of The Act:  None

 Securities Registered Pursuant to Section 12(g) Of The Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

On March 23, 2005, the registrant had no shares of common stock outstanding.

PREMIER ENTERTAINMENT BILOXI LLC

(A Development Stage Company)

Index

PART I

Item 1.	Business

Item 2.	Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K

Signatures

2

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 2IE of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forward looking statements are also included in the Company’s other periodic reports on Forms l0-K, l0-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive and increased competition from the legalization or expansion of gaming in Mississippi or Alabama and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability, (2) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned, (3) changes in gaming laws or regulations, (4) changes in federal or state tax laws, (5) changes in the economy, and (6) the additional furniture, fixture, and equipment financing to complete the project. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Registration Statement on Form S-4 filed with the Securities Exchange Commission in July 2004 and the section of this report entitled “Risk Factors.”

The Private Securities Litigation Reform Act of 1995 provides certain “safe harbor” provisions for forward looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors that could affect the Company’s operating results, cash flows and financial condition, review the Company’s other filings with the Securities and Exchange Commission.

PART I

Item 1.            Business

Hard Rock Hotel & Casino Biloxi

We will own and operate the Hard Rock Hotel & Casino Biloxi, a full service gaming and entertainment resort, to be built on approximately 8.5 acres along the Mississippi Gulf Coast in Biloxi, Mississippi. The resort will incorporate the highly successful “Hard Rock” theme and is designed with music-inspired gaming, entertainment and dining areas, and will display an extensive collection of rare museum-quality rock memorabilia. We plan to leverage the “Hard Rock” name, a brand widely recognized throughout the world, to offer our guests an entertainment experience that is unique in the Mississippi Gulf Coast. The Hard Rock Hotel & Casino Biloxi is being designed to be an approximately 388,000 square-foot resort.

On January 20, 2005, the Mississippi Gaming Commission found all members of the Board of Managers and the President and Chief Operating Officer suitable and granted Premier Entertainment Biloxi LLC a gaming license to operate the casino.

Casino. Our innovative casino, with approximately 50,000 square-feet of gaming space, will seamlessly connect to a land-based facility and will feature a wide entrance, high ceilings and an expansive single level design with no columns. Modeled after the Hard Rock Hotel & Casino Las Vegas, our casino will be marked by an elevated center bar that overlooks the gaming floor consisting of approximately 1,500 slot machines, 50 table games and 6 poker tables. We will have a fun and exciting gaming environment with music continuously playing in the background and featuring Hard Rock themed gaming chips and playing surfaces. Most of our slot machines will incorporate the latest cashless technology and will include the newest and most popular games, providing our customers with a convenient and appealing gaming experience. Table games will include blackjack, craps, roulette and other popular games. We have designed our food and beverage outlets to be located on the perimeter of the casino floor, including a steak house, a sports bar and a buffet, driving customer traffic through the gaming floor. We believe the land-based feeling, open spacing, high ceilings and exciting environment of our casino will provide our customers with an appealing and energetic atmosphere that will differentiate us from the majority of our competitors.

Hotel. We have designed our 200,000 square-foot boutique luxury hotel to be a l2-story full-service hotel comprised of 318 rooms and luxury suites with a top-floor lounge. We intend to decorate our guest rooms with sophisticated interior design elements in order to create a sense of luxury and comfort that will distinguish them from other Mississippi Gulf Coast hotel rooms. The rooms will be stylishly furnished with modern furniture and will include flat-screen televisions, desks equipped with convenient and accessible electrical outlets and dedicated high-speed Internet connections. Standard bathrooms will have an oversized countertop, a makeup area, a glass shower enclosure and a separate toilet compartment. Additionally, many of our rooms will boast scenic views of the Mississippi Gulf Coast.

We also plan for the Hard Rock Hotel & Casino Biloxi to provide 24 single bedroom luxury suites with superior amenities and furnishings designed to accommodate high-end hotel guests. The suites will have extensive views of the Mississippi Gulf Coast.

Food and Beverage. Our design plans also incorporate four food and beverage outlets, ranging from fine dining restaurants to an approximately 450-seat buffet featuring regional favorites. We will feature a Hard Rock Cafe, known for its worldwide appeal and festive environment, which will be located near the front entrance of our facility. We will feature a Ruth’s Chris Steakhouse, the legendary upscale steakhouse group founded in New Orleans over 40 years ago, located near the entrance to the gaming facility.  Ben & Jerry’s Homemade Ice Cream and Starbucks Coffee will be featured in the retail promenade area.  We will also feature a full complement of lounges and bars typical of a premium entertainment facility, including the elevated center bar in the casino, a pool bar and a top floor lounge, with scenic views from our twelve-story hotel tower.

Entertainment. The Hard Rock Live! venue has been designed as an approximately 20,000 square-foot concert and multi-purpose facility that can accommodate more than 1,000 people in an intimate atmosphere. We plan to regularly host a variety of signature acts ranging from rock legends to country-western singers and expect our brand name to add to our draw of premium acts.

Beach Pool. The beach pool area will feature an approximately 5,200 square-foot “Hard Rock” pool containing a beach area and sand entry into the pool, separate spas and underwater rock music all set in a tropical theme. The energetic atmosphere will be accompanied by a swim up pool bar and music.

Spa and Fitness Center. We will offer our guests an approximately 7,800 square-foot first-class spa, salon and fitness complex offering high-end spa treatments and fitness equipment and skin and body treatment products, as well as clothing, accessories and athletic wear.

Retail. We have designed the Hard Rock Hotel & Casino Biloxi to contain approximately 3,000 square-feet dedicated to retail space, including an internationally renowned Hard Rock retail store conveniently located by the main entrance. The Hard Rock retail store will offer Hard Rock apparel and accessories, rock memorabilia, other popular souvenirs and sundry items.

Parking. Our parking garage, which will have easy access to our hotel and casino, will provide approximately 1,600 parking spaces for our guests and other visitors including convenient and quick valet parking for approximately 320 customers of the hotel and casino.

Competitive Position

The Hard Rock Hotel & Casino Biloxi will enjoy high visibility with its strategic location approximately 100 yards from the 1,740-room Beau Rivage Resort & Casino, the highest revenue-grossing property in the market. When it opened in 1999, the Beau Rivage significantly contributed to the expansion of the Mississippi Gulf Coast gaming market, increasing total revenues from $814 million in 1998 to $1,110 million in 2000, or approximately 36%. The Beau Rivage continues to maintain a strong customer following in the Mississippi Gulf Coast market, on which we believe we can capitalize. Additionally, we believe that our close proximity to the Beau Rivage will provide synergies and attract new gaming customers by creating a new “cluster” consisting of the two newest upscale hotels and casinos in the market. This new cluster, which will make up more than 30% of the total casino hotel rooms and approximately 20% of the gaming positions in the Mississippi Gulf Coast market, based upon current conditions, will enable customers to park once and visit both hotels and casinos.

Environmental Matters

We plan to operate our business near and over the water on the Mississippi Gulf Coast. We are, and upon completion of the Hard Rock Hotel & Casino Biloxi will be, subject to various federal, state and local laws, ordinances and regulations which (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as the handling and disposal of hazardous material or solid or hazardous wastes, or (2) may impose joint and several liability on current and former property owners or operators for the costs of investigation, removal and remediation of hazardous substances or wastes related to the environment without regard to fault. We currently have not identified any such issues associated with our property that could reasonably be expected to have an adverse effect on us or the results of our operations. However, it is possible that historical or neighboring activities have affected, or the proposed construction and operation of the Hard Rock Hotel & Casino Biloxi will affect our property and, as a result, material obligations or liabilities under environmental laws could arise in the future which may have a material adverse effect on us or our operations.

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

Business Strategy

Leveraging the “Hard Rock” brand name into a successful gaming and entertainment venue in the Mississippi Gulf Coast market is the cornerstone of our strategy.  Conceived in 1971 through the founding of the first Hard Rock Cafe in London, the Hard Rock name has gained worldwide recognition and is synonymous with a unique brand of entertainment.  While building its brand name and reputation for a distinctive entertainment experience, the Hard Rock brand has also attracted a large customer base.  Through the employment of the Hard Rock strategy, we plan to distinguish the Hard Rock Hotel & Casino Biloxi from our competitors in the Mississippi Gulf Coast market.  We also believe that the Hard Rock theme and music will appeal to a broad demographic group due to the music, memorabilia and entertainers that will be featured on the property.  Key elements of our strategy include the following:

Leverage Hard Rock’s Brand Name and Theme to Create a Unique Entertainment Experience for Our Customers.  Hard Rock is a contemporary, well-known, successful brand name that will provide the resort with tremendous visibility in the Mississippi Gulf Coast market.  Our resort will provide a distinctive entertainment experience with a strong emphasis on music. In classic Hard Rock style, the resort will feature an extensive collection of rare museum-quality rock memorabilia; a Hard Rock-themed casino; a Hard Rock Cafe; a Hard Rock Retail Store; a Hard Rock Live! venue that will feature headliner entertainment, as well as a boutique luxury hotel, a large tropical-themed beach pool with cabanas and a top floor lounge.  We will create a fun and vibrant gaming environment through the use of music-themed gaming chips and playing surfaces and believe our rare rock memorabilia and music will provide an exciting and memorable experience that will have an enduring appeal to our customers.

Create an Upscale Gaming Resort Cluster. Our resort will be strategically located approximately 100 yards from the market-leading Beau Rivage, forming a new cluster that will provide customers with the ability to park once and easily walk between the two gaming facilities.  Market research indicates that gaming customers prefer to visit more than one casino during a gaming visit.  Our convenient location next to the largest hotel and casino in the market will allow us to benefit from their large gaming customer base.  We believe this cluster will provide tremendous synergies and opportunities by offering customers two unique gaming experiences, a significant number of hotel rooms and parking, as well as an extensive selection of entertainment, restaurant and retail amenities all within walking distance of the two newest upscale hotels and casinos in the Mississippi Gulf Coast market.

Maximize Playing Time Through Targeted Strategy.  According to the Casino Hotel Market Assessment prepared by The Innovation Group, the total adult population within 100 miles of our site was approximately 2.0 million in 2001.  On weekends and evenings, we will target a youthful demographic by leveraging the traditional Hard Rock theme through a broad array of entertainment offerings in an energetic gaming atmosphere. We plan to drive our weekday business through marketing programs targeted at the local population, in addition to bus programs and a customer-friendly competitive rewards program with benefits that extend play.  Our management team has considerable experience in maximizing weekday business through the effective use of database management and the latest technology that is used for targeted marketing.  By catering to a diverse demographic with an emphasis on slot play, we feel we can maximize our casino utilization.

Offer an Attractively Designed Single-Level Gaming Experience.  We have designed a sophisticated, innovative water-based casino that will seamlessly connect to the land-based facility, through a wide entrance.  Upon entering, our customers will look directly into our single-level column-less casino area, featuring 20-foot high ceilings, distinctive signage, extensive memorabilia and new and popular gaming equipment. Our casino and the Beau Rivage will be the only single-level casinos in the Mississippi Gulf Coast market.  The design of the majority of the existing casinos in the Mississippi Gulf Coast market requires the use of extensive ramping systems and multiple levels to connect their water-based casinos to their land-based facilities, which does not provide customers with the look and feel of a land-based casino.

Provide the Market with High Quality Customer Service.  Throughout its history, Hard Rock businesses have built a reputation for providing superior levels of customer service.  We will model our casino, hotel and other amenities to uphold the Hard Rock standard of excellence and provide customers with a superior level of service.  We will also seek to employ an energetic and friendly staff.  Our employees will be required to participate in the successful Hard Rock “rock and roll” training camp that is designed to instill the value of superior customer service.  All of our training programs are designed to encourage our employees to exceed our customers’ expectations and management will personally respond to customer feedback.  In addition, a high percentage of our slots will be on a cashless system, which will significantly reduce customer wait time for jackpot fills and payouts. We also believe our boutique hotel will allow us to provide personal service.

Capitalize on Our President’s Local Experience.  Our President and Chief Operating Officer, Joseph Billhimer, has over 21 years of gaming employment experience, including 11 years in the Mississippi Gulf Coast market as the manager of Grand Casino Gulfport and Casino Magic Bay St. Louis.  Additionally, Mr. Billhimer has considerable experience in the opening and ramping up of properties, including opening the Casino Magic Bay St. Louis property and assisting in the opening of the Casino Magic Biloxi property.  We believe Mr. Billhimer’s extensive knowledge of the Mississippi Gulf Coast market and its customer base, as well as his successful start-up and operational experience at local casinos, will provide the Hard Rock Hotel & Casino Biloxi with a competitive advantage.

Design, Development and Construction

Architect and Designer. Paul Steelman Ltd. of Las Vegas, Nevada, an international architecture firm with significant experience in creating architectural designs for the entertainment, hotel and gaming markets is the architect and designer of the Hard Rock Hotel & Casino Biloxi. Paul Steelman Ltd. has designed major gaming projects for such companies as MGM Mirage, Harrah’s Entertainment Corporation, Park Place Entertainment Corporation, Hard Rock Hotel, Inc., Hyatt Corporation and Stratosphere Gaming Corporation.

General Contractor.  Roy Anderson Corp. of Gulfport, Mississippi is constructing the Hard Rock Hotel & Casino Biloxi.  Roy Anderson Corp. specializes in large-scale construction projects.  Roy Anderson Corp. has constructed nine casinos in the Mississippi Gulf Coast region, including Boomtown Casino, Casino Magic, Grand Casino, Treasure Bay Casino, and Palace Casino, all located in Biloxi, as well as Casino Magic Resort located in Bay St. Louis and Grand Casino in Gulfport.  Mr. Anderson III, the President and Chief Executive Officer of Roy Anderson Corp., is also a member of GAR, LLC and a member of our Board of Managers. See “Related Party Transactions” in the notes to the consolidated financial statements and “Certain Relationships and Related Transactions” elsewhere in this report.

Construction Manager.  Professional Associates Construction Services, Inc. of Orange, California has been retained as an independent construction consultant on behalf of the holders of outstanding notes.  The terms and conditions of the disbursement agreement we entered into in connection with the issuance of our notes generally provide that funds will be disbursed only if the independent construction consultant certifies to the disbursement agent that there is sufficient available funds to complete the resort in accordance with the budget.  Our independent construction consultant has acted as construction consultant in connection with the construction of Chuckchansi Gold Resort & Casino, Pechanga Entertainment Center, Barona Casino, Station Casino’s Green Valley Ranch Resort and currently the L’Auberge du Lac in Lake Charles, Louisiana.

Construction Budget and Schedule

On January 23, 2004, the Company issued $160,000,000 aggregate principal amount of 10¾% First Mortgage Notes (“Notes”) due February 1, 2012 in a private placement offering.  Concurrent with the issuance of the Notes, the Company borrowed $10,000,000 in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc.  Also, at this time, AA Capital (consisting of AA Capital Equity Fund L.P. and AA Capital Biloxi Co-Investment Fund L.P.) made an additional cash contribution to members’ equity of $15,180,810 in exchange for 100 Class B common and 100 Class A preferred membership units.  AA Capital also cancelled its outstanding Term Loan Note and converted to equity the unpaid principal outstanding under the loan and security agreement of $34,819,190 plus accrued interest of $2,775,216, resulting in a total cash contribution to members’ equity of $52,775,216.  The net proceeds from the offering of the Notes, along with the junior subordinated note and the cash contribution were deposited with U.S. Bank National Association, as Disbursement Agent, on our behalf.  The Disbursement Agent subsequently transferred the following amounts into the following accounts established pursuant to Section 2.2 of the Cash Collateral and Disbursement Agreement (Disbursement Agreement):

(a)	Interest Reserve Account	$33,100,000
(b)	Tidelands Lease Account	$1,031,900
(c)	Construction Disbursement Account	$143,527,895

The budget for the Hard Rock Hotel & Casino Biloxi is $235.0 million.  In December 2003, we entered into an $82.0 million guaranteed maximum price contract (GMP) with Roy Anderson Corp., the general contractor for the project for the “hard” costs associated with the construction of the resort.  Modifications to the plans and specifications for the project, and any costs associated therewith, will require our approval and may not be covered by the GMP.  The contractor has provided us with a payment and performance bond covering 100% of the cost of the work.  Construction of the Hard Rock Hotel. & Casino Biloxi began in January 2004 and is expected to be completed in the third quarter of 2005.  In November 2004, the Company executed a change order with Roy Anderson Corporation increasing the GMP by $3.6 million.  (See “Related Party Transactions” in the notes to the consolidated financial statements.)

Our Disbursement Agreement establishes conditions for, and sequencing of funding of construction costs and procedures for approving construction change orders and amendments to the construction budget and schedule.  In addition, Professional Associates Construction Services, Inc. serves as independent construction consultant on behalf of the holders of these notes.

The terms of the Disbursement Agreement generally provide that funds will be disbursed to pay construction costs only if we and the independent construction consultant certify that there are sufficient available funds in the construction disbursement account to complete the Hard Rock Hotel & Casino Biloxi in accordance with our budget.

Mississippi law provides that certain expenditures for materials made in connection with certain economic development projects in the State of Mississippi, including the land-based portion of the Hard Rock Hotel & Casino Biloxi (which includes the hotel tower, the parking garage, the low-rise pavilion and the pool area), are exempt from Mississippi’s sales tax if such expenditures are paid for with proceeds of approved industrial development revenue bonds issued by the Mississippi Business Finance Corporation (the “MBFC”). We believe that up to $60.0 million of our expected costs for the Hard Rock Hotel & Casino Biloxi could be eligible for this program. We have received approval of our application to the MBFC.

We expect to save up to $2.0 million in sales tax that we would have otherwise been required to pay in connection with purchasing materials that are to be used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi.  Any such sales tax savings that we are able to realize will reduce the construction costs for the project and will increase our excess liquidity.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources”)

Marketing

Our marketing strategy consists of positioning the Hard Rock Hotel & Casino Biloxi as a full service gaming, boutique hotel and entertainment resort catering to the Mississippi Gulf Coast marketplace and the southern region of the United States. Initially, we plan to market heavily to our primary and secondary markets. Our primary market consists of the area within 100 miles of our casino, which includes the nearby cities of Mobile, Alabama and New Orleans, Louisiana, where 16 casinos already exist. According to The Innovation Group, in 2001 there were approximately 2.0 million adults living within a 100-mile radius of our site. The average household income within our primary market exceeded $50,000 in 2001. Our secondary market consists of the area within 200 miles of our casino, which includes the cities of: Baton Rouge, Louisiana; Pensacola, Florida and Jackson, Mississippi. In 2001, there were an additional 2.5 million adults living between 101 and 200 miles of our site.  We will place a strong emphasis on the local market to drive mid-week business and attempt to capitalize on our geographic location and our cluster formed with the Beau Rivage.  As we establish a regular customer base and increase our database, we plan to extend our reach and market the Hard Rock Hotel & Casino Biloxi as a full-service destination resort.  Prior to the opening of the Hard Rock Hotel & Casino Biloxi, we plan to create market awareness through advertising across a number of mediums including television, radio, print, internet, direct mail, area visitor guides and billboards.

We believe that the Hard Rock theme and unique brand of entertainment appeals to a broad range of customers. In order to attract the broadest customer base possible, we will implement marketing programs tailored to each customer demographic. For example, in order to attract a more mature local audience and maximize our capacity during mid-week and other “soft” periods, we will implement marketing promotions which cater to slot players.  Such promotions may include chances to win automobiles, cash drawings, and use of promotional credits.  Our management’s knowledge of the local gaming market will assist us in identifying and implementing effective mass promotions.  Additionally, we will engage in exclusive and multi-casino agreements with bus and tour companies to facilitate travel to the resort.  In order to attract a more youthful demographic, we plan to aggressively promote the entertainment aspect of our resort.

We believe effective use of database marketing is a critical component of our marketing strategy. Through an aggressive player development program, we plan to target specific customers and incentivize them according to their preferences utilizing IGT Advantage Gaming System Patron Management.  Our customer loyalty program will use the information of the gaming, hotel, food and beverage and retail spending habits of our customers obtained during their visits to the Hard Rock Hotel & Casino Biloxi.  Properly identifying the type of customer will allow us to reward patrons according to their specific taste and habits.  Such rewards will include discounted and/or complimentary food and beverage items and hotel rooms, preferred parties, concerts, invitation only events and golf tournaments.  By maintaining a thorough customer database we will attempt to capture our customers’ total worth in both gaming and non-gaming revenues and further induce them to make repeat visits to our resort.

Seasonality

We do not have an operating history.  We anticipate that activity at the Hard Rock Hotel & Casino Biloxi may be modestly seasonal, with stronger results expected during the second and third quarters due in part to the relatively higher levels of tourism in the Mississippi Gulf Coast market during this time of the year and weaker results in the fourth quarter.  In addition, operations may be impacted by adverse weather conditions and fluctuations in the tourism business generally. Accordingly, results of operations may fluctuate from quarter to quarter and the results for any one quarter may not be indicative of results for future quarters.

Employees

Upon opening the Hard Rock Hotel & Casino Biloxi, we expect to employ approximately 1,100 persons.  As of December 31, 2004, we had eleven employees.  The Company has started the assembly of a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management, most of who were involved with the opening of several of the casinos on the Mississippi Gulf Coast and in other riverboat markets.  We believe that our relationship with our existing employees is excellent.

Risk Factors

We have a substantial amount of indebtedness, which could adversely affect our financial condition and prevent us from servicing our obligations under the Notes.

We have a significant amount of indebtedness. In addition to the outstanding Notes we originally issued in a private placement offering, we borrowed $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc, in the form of a junior subordinated note. We also intend to borrow approximately $17.1 million to finance the purchase and installation of furniture, fixtures and equipment prior to opening the project. In addition, the indenture governing the Notes permits us to incur additional debt. If new debt were to be incurred in the future, the related risks could increase.  Through December 31, 2004, we have borrowed approximately $0.00 for these purposes.

Our substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to the Notes;

•                  require us to dedicate a substantial portion of our cash flow from operations to repay our outstanding indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general operating requirements;

•                  limit our ability to react to changing business and economic conditions and withstand competitive pressures;

•                  detract from our ability to successfully withstand general adverse economic and industry conditions or a downturn in our business;

•                  result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or such other indebtedness;

•                  limit our ability to obtain financing to fund future working capital, capital expenditures and other general business activities; and

•                  place us at a competitive disadvantage compared to our competitors that have less debt.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness obligations.

We could encounter problems during development and construction that could substantially increase the construction costs or delay the opening of the Hard Rock Hotel & Casino Biloxi.

Construction projects like the Hard Rock Hotel & Casino Biloxi are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

•                  adverse weather which damages the project or causes delays;

•                  delays in obtaining or inability to obtain necessary permits, licenses and approvals;

•                  changes in statutes, regulations, policies and agency interpretations of laws applicable to gaming projects; changes to the plans or specifications;

•                  shortages of materials and skilled labor;

•                  engineering problems;

•                  labor disputes and work stoppages;

•                  environmental issues;

•                  fire, flooding and other natural disasters; and

•                  geological, construction, excavation, regulatory and equipment problems.

We expect the construction contract of the Hard Rock Hotel & Casino Biloxi to be approximately $85.6 million, excluding capitalized interest. We plan to open in the third quarter of 2005. However, opening the project by that date and the budgeted costs necessary to complete construction assume that there are no unforeseen difficulties or delays. We may not complete the Hard Rock Hotel & Casino Biloxi on time or within budget.

We have entered into a GMP contract with Roy Anderson Corp. for the “hard” construction costs associated with the project. The contract provides that the guaranteed maximum price will increase and the deadline for the contractor’s obligation to complete construction will be adjusted on account of change orders made by us, abnormal weather conditions, fire, unavoidable casualties, labor disputes or other causes outside of the contractor’s control.

We commenced construction before all design documents were finalized which could result in inefficiencies or modifications to the plans and may cause actual construction costs to exceed budgeted amounts. For example, certain items may need to be modified or replaced after they have been purchased, constructed or installed in order to conform to the final design documents or building code requirements. There can be no assurance that changes in the scope of the project will not be required, and, if such changes in scope are required, they are not part of the general contractor’s guaranteed maximum price. In this case, we will be responsible for the additional amounts.

In November 2004, the Company entered into a change order amending the GMP. This change order in-part creates approximately 31,000 square feet of additional finished space to improve the property’s efficiency and functionality.  The total cost of these improvements is approximately $3.6 million which is an increase to the GMP of 4.4%. The total amended GMP is $85.6 million.  (See “Related Party Transactions” in the notes to the consolidated financial statements and “Certain Relationships and Related Transactions” elsewhere in this report.)

We deposited approximately $143.5 million into a construction disbursement account. The funds in this account will be used to fund the design, development, construction, equipping and opening costs of the Hard Rock Hotel & Casino Biloxi. Funds will be disbursed from this construction disbursement account only upon satisfaction of certain conditions, including, with respect to construction costs, the approval of the disbursements by the independent construction consultant as and to the extent contemplated by the disbursement agreement. However, if the independent construction consultant fails to perform its responsibilities as required, funds could be disbursed from the construction disbursement account without having satisfied all applicable requirements.

If the construction costs are greater than budgeted amounts plus contingencies, then we may not have sufficient funds to complete the project. Failure to complete the Hard Rock Hotel & Casino Biloxi on time or on budget could have a material adverse effect on our results of operations, prospects and ability to satisfy our obligations.

We will face significant competition from hotels and casinos located in our market and elsewhere and other forms of gaming and entertainment.

Our primary competition will be the other gaming facilities located in the Mississippi Gulf Coast market, including nine in Biloxi, two in Gulfport and one in Bay St. Louis. Construction has begun with a fourth quarter 2005 opening planned for a new casino in Hancock County; however, this casino is not expected to have any significant impact on the Biloxi market.  The Mississippi Gulf Coast gaming market is the fourth largest market in the United States in terms of gaming revenue. The market generated $1,230 million in gaming revenue in 2004. The Hard Rock Hotel & Casino Biloxi will be located in the

Biloxi region, which we believe has been the driving force behind growth in the Mississippi Gulf Coast market. Specifically, the significant growth in 1999 is largely attributed to the addition of the Beau Rivage in March 1999, the last new casino to enter the market, which added 1,740 rooms and 2,506 gaming positions.

The Mississippi Gulf Coast gaming market commenced in August 1992 when three casinos began operating in Biloxi. For the period from 1992 through 1998, the market prospered and experienced steady increases growing total gaming revenues to $814 million by the end of the period. The opening of the Beau Rivage contributed to an increase in revenues in the Mississippi Gulf Coast market with total gaming revenues increasing by $296 million from $814 million in 1998 to $1,110 million in 2000.  Moreover, average win per position in the Biloxi market increased from $120 in 1998 to $146 in 2000, as market demand easily absorbed the large increase in gaming positions. Since the addition of the Beau Rivage, the market has seen steady gradual increases as total gaming revenues grew from $1,110 million in 2000 to $1,230 million in 2004, or approximately 11%. Average win per position continued to increase through 2001 and then remained constant in 2004 at approximately $154 per day.

Our primary market consists of the area within 100 miles of our casino, which includes the nearby cities of Mobile, Alabama and New Orleans, Louisiana, where 16 casinos already exist. According to The Innovation Group, in 2001 there were approximately 2.0 million adults living within a 100-mile radius of our site. The average household income within our primary market exceeded $50,000 in 2001. Our secondary market consists of the area within 200 miles of our casino, which includes the cities of: Baton Rouge, Louisiana; Pensacola, Florida and Jackson, Mississippi. In 2001, there were an additional 2.5 million adults living between 101 and 200 miles of our site. The total adult population within 200 miles is expected to increase to 4.7 million by 2006. We also expect to draw customers from other cities including: Atlanta, Georgia; Houston, Texas; Birmingham, Alabama and Tallahassee, Florida. The Mississippi Gulf Coast market has direct non-stop flights from such cities as Houston and Dallas-Fort Worth, Atlanta, Memphis, Tampa-St. Petersburg, Ft. Lauderdale and Sanford/Orlando. The Gulfport-Biloxi International Airport is currently undergoing an extensive expansion project and will double its terminal capacity to accommodate approximately 1.6 million commercial passengers annually from its current capacity of 0.8 million. We expect that our unique niche and advantageous location will enable us to benefit from this potential increased traffic.

Many of our competitors have established gaming operations and may have greater financial and other resources than we have. In addition, eight of the facilities in the market are owned by public companies. Those companies are able to capitalize on their other properties, customer loyalty programs, corporate marketing budgets, access to capital and reputation to drive customers to their location. Caesars Entertainment, Inc. and Penn National Gaming, Inc. each own two facilities in the market, which allows for consolidation of certain administrative functions and the ability to cross-market casino customers between properties. Currently, three casinos that are located nearby each other approximately one mile from our site have engaged in a joint marketing effort called “Casino Row” to lure customers to that area and away from the Beau Rivage.

In addition, the Mississippi Gaming Commission does not limit the number of casino licenses it will grant. Therefore, we may encounter future competition from projects which have received a portion of the approvals from the Mississippi Gaming Commission necessary to open, which may negatively impact our business. Furthermore, the State of Mississippi may authorize land-based gaming, which could harm our business.

We also plan to compete with casinos located in New Orleans, Lake Charles, Bossier City and Shreveport, Louisiana; Tunica and Philadelphia, Mississippi and other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors, racinos, internet gaming and other forms of gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, certain states have recently legalized or are considering legalizing casino gaming.

If we are not able to compete successfully, we will not be able to generate sufficient revenues and cash flow to make payments on our indebtedness.

The gaming industry in our market is highly competitive.

There are 16 casinos located within 100 miles of the Hard Rock Hotel & Casino Biloxi. An additional casino could saturate this market. As a result, we may not be able to draw customers to our casino. Our inability to draw customers from currently existing casinos or to draw new customers to this market would negatively impact our operations and our ability to repay our indebtedness.

We will potentially face competition from other Hard Rock enterprises.

We have the exclusive right to use the “Hard Rock” trademark for one hotel, casino, and Hard Rock Live! venue in the Mississippi Gulf Coast market. However, the “Hard Rock” name can be used in our market by other parties for any other type of facility other than a Hard Rock Café, Hard Rock Live, hotel and casino. In addition, the “Hard Rock” name can be used by any hotel, casino, restaurant or other facility outside of our market, including nearby areas that permit gaming. Currently, the “Hard Rock” name is licensed for the Hard Rock Beach Club and Hotel in Philadelphia, Mississippi, the Hard Rock Hotel Universal Studios Orlando, the Hard Rock Hotel & Casino in Tampa, Florida, the Hard Rock Hotel & Casino in Hollywood, Florida, the Hard Rock Hotel in Chicago, Illinois, a Hard Rock Hotel in San Diego, California and the Hard Rock Hotel & Casino in Las Vegas. These and other “Hard Rock” branded casinos, hotels, restaurants or other establishments in our market or elsewhere could compete with us for customers.

We do not have any operating history or history of earnings and do not have any experience developing or operating a gaming facility.

We do not have any operating history or history of earnings. The Hard Rock Hotel & Casino Biloxi is a new business and, accordingly, is subject to all of the risks inherent in the establishment of a new business enterprise. Although members of our management team have experience in the gaming industry, neither we nor any of our equity holders has any experience designing, developing, constructing, marketing, equipping, opening or operating a gaming facility. No assurance can be given that we will be able to attract a sufficient number of guests, gaming customers and other visitors to the Hard Rock Hotel & Casino Biloxi in order to make our operations profitable and thus enable us to make the payments required on our indebtedness.

The Hard Rock Hotel & Casino Biloxi’s operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments like the gaming industry in Biloxi, Mississippi, many of which are beyond our control. Because we have no operating history, it may be more difficult for us to prepare for and respond to these types of risks and the risks described elsewhere in this document than for a company with an established business and operating cash flow. If we are unable to manage these risks successfully, it could negatively impact our operations.

The opening and operation of the Hard Rock Hotel & Casino Biloxi will be contingent upon the receipt of governmental approval. A revocation, suspension, limit or condition of our gaming licenses or registrations once obtained could result in a material adverse effect on our business.

The direct members, indirect members and senior management were found suitable by the Mississippi Gaming Commission on January 20, 2005, and we were issued a Mississippi Gaming License to own and operate the Hard Rock Hotel & Casino Biloxi.

As part of receiving these approvals and authorizations, the Mississippi Gaming Commission reviewed all of the documents and agreements executed in connection with the offering of the original notes. There is no guarantee that such gaming licenses or registrations will not be revoked, suspended or limited. If our gaming licenses and/or registrations are revoked for any reason, the Mississippi Gaming Commission could require us to close the Hard Rock Hotel & Casino Biloxi, which would have a material adverse effect on our business. Failure to maintain such approvals could prevent or delay the completion or opening of the Hard Rock Hotel & Casino Biloxi, or otherwise affect the design and features of or operation of the Hard Rock Hotel & Casino Biloxi, all of which could materially and adversely affect our financial position and results of operations.

We will depend solely on the Hard Rock Hotel & Casino Biloxi to generate cash sufficient to make payments on our indebtedness.

Until construction of the Hard Rock Hotel & Casino Biloxi is completed, we will rely exclusively on funds from an interest reserve account to service our obligations under the Notes. Once funds in the interest reserve account have been depleted, we will rely exclusively on cash flow generated by the Hard Rock Hotel & Casino Biloxi to service our debt obligations, including the Notes. Our ability to generate cash flow will depend on the future operating performance of the Hard Rock Hotel & Casino Biloxi, which is subject to many financial, economic, competitive, regulatory, business and other factors, including casualty losses or forces of nature that we are not able to predict or control. The impact of these factors could be more significant to us than it would be to a diversified gaming company since we will rely solely on the revenues generated by the Hard Rock Hotel & Casino Biloxi to fund ongoing operations and our other obligations, including the Notes.

We will be subject to greater risks than a geographically diverse company.

Our revenues and cash flow will be heavily dependent upon the patronage of persons living in and visiting the Mississippi Gulf Coast market. Therefore, we will be subject to more significant fluctuations in our operating results than a geographically diversified gaming company due to factors such as:

•                  a downturn in local or regional economic conditions;

•                  an increase in competition in the surrounding area;

•                  inaccessibility to the hotel/casino due to road construction or closures of primary access routes; and

•                  natural and other disasters in the surrounding area, including hurricanes, flooding and fire.

If we are unable to generate sufficient cash flow, we may need to refinance or restructure our debt, reduce or delay capital investments or seek to raise additional capital in order to service our obligations. These measures may not be available to us or, if available, they may not be sufficient or on satisfactory terms to enable us to satisfy our obligations.

We have only a limited right to use the “Hard Rock” brand name, and the loss of this right could cause significant damage to our business.

We have signed a 20-year license agreement with Hard Rock Hotel Licensing, Inc., which provides for two successive 10-year renewals terms, under which we have the exclusive right to use and develop the “Hard Rock” brand name in connection with a hotel and casino resort in Biloxi, Mississippi. The license agreement may be terminated by Hard Rock Hotel Licensing, Inc. under certain circumstances, including a default by us. While the trustee has the right to cure such a default under certain circumstances, such a cure might require the payment of significant sums of money, or may require the trustee to obtain possession of the Hard Rock Hotel & Casino Biloxi, and there can be no assurance that the trustee will be able to cure such defaults within the limited cure period available to the trustee. In addition, termination of the license agreement would be an event of default under the investment agreement governing the junior subordinate note. There can be no assurance that we could repay the Notes if the license agreement is terminated by Hard Rock. If we are in default under the Notes and the trustee does not commence a foreclosure action on the trustee’s security interest in the license agreement within sixty days or does not complete such foreclosure within eleven months, then the license agreement could be terminated. Further, if the trustee forecloses on its security interest in the license agreement, and the purchaser of the Hard Rock Hotel & Casino Biloxi in such a foreclosure sale does not satisfy certain financial, experiential and legal criteria, then Hard Rock Hotel Licensing, Inc. may terminate the license agreement. Therefore it may be difficult for the trustee to receive any value from the license agreement upon such default.

In addition, the loss of the right to use the “Hard Rock” brand name could cause us to make significant expenditures to advertise and position our new brand name in our market. As a result, we would need to develop a new marketing and branding strategy to attract and retain patrons, which may not be successful. If we are unable to attract and retain patrons to our re-branded gaming facility, we may be unable to generate sufficient cash flow.

None of the Hard Rock entities is in any way responsible for repayment of the Notes.

Hard Rock Hotel Licensing, Inc., Hard Rock Café International (STP), Inc., the Rank Group Plc and Rank America, Inc. and their respective affiliates, collectively referred to as Hard Rock are not responsible in any way for the repayment of the Notes. Neither Hard Rock nor any of the officers, directors, agents or employees shall in any way be deemed an “issuer” or “underwriter” of the original notes or the exchange notes.

We will rely on the use of the “Hard Rock” brand, and the use of the “Hard Rock” brand by entities other than us could damage our business and hurt our results of operations.

We benefit from the global brand name recognition and reputation generated by the over 100 Hard Rock Cafés and other Hard Rock venues. There can be no assurance that these establishments operate in a manner that would not adversely affect us or the recognition and reputation of the global brand name. Any adverse impact on this brand name will adversely affect us.

We will depend on the “Hard Rock” brand to draw customers. The brand may not appeal to all potential customers. In addition, customer preferences and trends can change, often without warning, and we may not be able to predict or respond to changes in customer preferences in time to adapt to such changes.

Failure to secure financing to purchase furniture, fixtures and equipment could delay or prevent the opening of the Hard Rock Hotel & Casino Biloxi.

We need to obtain approximately $17.1 million in additional financing to purchase and install furniture, fixtures and equipment, including gaming devices, prior to the opening of the Hard Rock Hotel & Casino Biloxi. We have currently secured approximately $15 million of IGT vendor financing for certain gaming devices and systems.  We may be unable to obtain additional financing on acceptable terms or at all. If we fail to obtain financing on terms consistent with our budget, the opening of the Hard Rock Hotel & Casino Biloxi could be delayed or prevented which could have a material adverse effect on our business, financial conditions, and results of operations, prospects and ability to satisfy our obligations under the Notes.

We issued a junior subordinated note to Rank America, Inc. A default under this junior subordinated note will cause a default under the indenture governing the Notes.

We borrowed $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc, in the form of a junior subordinated note. The investment agreement with Rank America contains covenants that are different and, in some instances, more restrictive than those covenants in the indenture governing our Notes. If there is a default under the investment agreement, then there will be a default under the indenture. For example, the investment agreement provides that interest under the junior subordinated note will be payable in cash after the Hard Rock Hotel & Casino Biloxi has opened and the fixed charge coverage ratio exceeds 2.0:1.0 for the preceding four fiscal quarters. If we fail to pay cash interest to Rank America after the interest becomes payable in cash, we would be in default under the investment agreement and the junior subordinated note. Such default would also cause a default under the indenture. Although we entered into an intercreditor agreement with Rank America limiting their rights to payment under the junior subordinated note and to exercise their remedies under the investment agreement, we may not have sufficient proceeds to pay our debt obligations under the Notes if there is a default.

The loss of our president and our inability to train and retain qualified employees could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Joseph Billhimer. We will rely on Mr. Billhimer’s knowledge of the local market and experience in opening and operating casinos in the Mississippi Gulf Coast market. If we lose Mr. Billhimer’s services for any reason, we could be adversely affected. In addition, we will need to hire additional qualified management in the future and may not be able to do so.

The operation of the Hard Rock Hotel & Casino Biloxi will also require us to recruit a substantial number of qualified employees with gaming and hospitality industry experience and qualifications necessary to obtain any requisite gaming licenses. There can be no assurances that we will be able to recruit, train and retain a sufficient number of qualified employees necessary to operate the Hard Rock Hotel & Casino Biloxi given the limited pool of and the competition for qualified and experienced gaming and other personnel in the Mississippi Gulf Coast market. If we are unable to recruit, train and retain a sufficient number of qualified employees, we may not be able to offer the level of customer service and amenities that the Hard Rock Hotel & Casino Biloxi intends to offer.

Restrictive covenants in the indenture governing the Notes and our other agreements may limit our ability to expand our operations and our ability to pursue our business strategies.

The indenture governing the Notes and the investment agreement governing the junior subordinated note include covenants which, among other things, limit our ability to borrow money, make investments, make certain payments, create liens, sell assets, engage in transactions with affiliates, engage in other businesses, open other gaming facilities and engage in mergers or consolidations. Other agreements that we may enter into may have similar restrictions. These restrictive covenants may limit our ability to expand our operations, pursue our business strategies and react to events and opportunities as they unfold or present themselves. In addition, the license agreement and the retail store lease agreement restricts our business operations. If we are unable to capitalize on future business opportunities, our business may be harmed.

Our rights to continue to locate the casino vessel at the proposed site of the Hard Rock Hotel & Casino Biloxi will be subject to the tidelands lease with the State of Mississippi, which may be terminated by the State of Mississippi under certain circumstances. If the tidelands lease were to be terminated we could not continue to operate the casino.

The casino areas and some of the restaurants at the Hard Rock Hotel & Casino Biloxi will be built on a barge that will be moored in the tidelands of the Gulf of Mexico and connected to the land-based portion of the Hard Rock Hotel & Casino Biloxi. We have entered into a tidelands lease with the State of Mississippi with respect to this area. The State of Mississippi may terminate the tidelands lease under certain circumstances.

If the tidelands lease is terminated, we will not be able to operate the casino at the Hard Rock Hotel & Casino Biloxi. The failure to maintain the tidelands lease would require us to terminate or relocate our casino operations and would have a material adverse effect on our business, financial condition, results of operations and our ability to generate sufficient revenues and cash flows necessary to service our debt obligations.

Our business will rely on customers to whom we may extend credit, and we may not be able to collect gaming receivables from our credit players.

We will conduct our gaming activities on a credit as well as cash basis. This credit will be unsecured. Table games players typically will be extended more credit than slot players, and high-stakes players typically will be extended more credit than patrons who tend to wager lower amounts.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker” and judgments on gaming debts are enforceable under current state and federal laws, other states may determine that direct enforcement of gaming debts is against public policy. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Any failure to comply with environmental laws and regulations could have a material adverse effect on us.

We plan to operate our business near and over the water on the Mississippi Gulf Coast. We are, and upon completion of the Hard Rock Hotel & Casino Biloxi will be, subject to various federal, state and local laws, ordinances and regulations which (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as the handling and disposal of hazardous material or solid or hazardous wastes, or (2) may impose joint and several liability on current and former property owners or operators for the costs of investigation, removal and remediation of hazardous substances or wastes related to the environment without regard to fault. We currently have not identified any such issues associated with our property that could reasonably be expected to have an adverse effect on us or the results of our operations. However, it is possible that historical or neighboring activities have affected, or the proposed construction and operation of the Hard Rock Hotel & Casino Biloxi will affect our property and, as a result, material obligations or liabilities under environmental laws could arise in the future which may have a material adverse effect on us or our operations.

As the owner of the property on which the Hard Rock Hotel & Casino Biloxi is will be situated, we may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to rent or otherwise use our property.

Terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending on leisure activities, may harm our operating results.

The strength and profitability of our business will depend on consumer demand for hotel casino resorts in general and for the type of amenities the Hard Rock Hotel & Casino Biloxi will offer. Changes in consumer preferences or discretionary consumer spending on leisure activities could harm our business. The ongoing threat of terrorist activities involving the United States both domestically and elsewhere, as well as the ongoing uncertainty of war have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which these events may affect us, directly or indirectly, in the future. In addition to fears of war and future acts of terrorism, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of a recession and reduced consumer confidence in the economy, may negatively impact our business. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and leisure travel could significantly harm our operations.

Fuel price increases may adversely affect our ability to draw customers.

We will rely on our customers’ ability to fly or drive to the Hard Rock Hotel & Casino Biloxi. If the cost of fuel increases or stays relatively high, it will cost our potential customers more money to drive or fly to our casino than it previously did. These costs may decrease our ability to draw customers, which may result in reduced visitation to our project and a reduction in revenues, which could harm our business.

Any increase in federal, Mississippi or Biloxi taxes could have a negative impact on our cash flows.

Although there are currently no direct federal taxes imposed on gaming revenues, legislators have proposed the imposition of such taxes in the past. There can be no assurance that federal legislators will not impose taxes on gaming revenues in the future. In addition, the Hard Rock Hotel & Casino Biloxi will be subject to an effective 12% tax on its net gaming revenues in Mississippi, as well as federal and state income taxes, and these taxes are subject to increase at any time. The introduction of new taxes or the increase in the rates of existing taxes could have a material adverse effect on our business, financial condition, and results of operations.

We have entered into a cafe lease, memorabilia lease and a retail store lease with Hard Rock Cafe International (STP), Inc. The early termination of all or any of these leases would negatively impact our business.

We have entered into a cafe lease and a retail store lease with Hard Rock, which permit Hard Rock to lease space from us to operate a Hard Rock cafe and a Hard Rock retail store on the premises of our Hard Rock Hotel & Casino Biloxi. In addition, the Hard Rock Hotel & Casino Biloxi has entered into a memorabilia lease with Hard Rock, which will require Hard Rock to lease to us rare museum-quality rock memorabilia for display at our Hard Rock Hotel & Casino Biloxi. The Hard Rock cafe, the Hard Rock retail store and the display of rare rock memorabilia throughout our property are cornerstones to our strategy of successfully employing the “Hard Rock” brand name. If all or any of these leases are terminated prior to their stated expiration we would no longer have a Hard Rock cafe, a Hard Rock retail store or the rare museum-quality rock memorabilia and our ability to successfully employ the “Hard Rock” brand would be significantly diminished. Furthermore, the early termination of the license agreement with Hard Rock Hotel Licensing, Inc. will result in the early termination of all these leases. If we are unable to successfully employ the “Hard Rock” brand name, it could negatively impact our operations and ability to make payments on the Notes.

Risks Related to the Collateral

The value of the collateral securing the Notes may not be sufficient to pay all amounts owed under the Notes if an event of default occurs.

The collateral securing the Notes consists of both real and personal property. The value of the collateral will depend on market and other economic conditions and may depreciate over time. As a result, if an event of default occurs with respect to the Notes, we cannot assure you that the liquidation value of the collateral securing the Notes will produce sufficient proceeds to pay some or all amounts owed under the Notes. If the proceeds are insufficient, the deficiency would be an unsecured obligation that will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables. In addition, the indenture governing the Notes permits us to have additional notes which will be secured on the same basis as all other notes issued under the indenture. This may dilute the value of the collateral securing the Notes and may reduce amounts payable to you from the proceeds of any sale of collateral.

The trustee’s ability to foreclose on the collateral securing the Notes may be limited.

The Mississippi Gaming Commission approved the grant of certain security given for the Notes at its January 20, 2005 meeting.

The trustee’s ability to foreclose upon our gaming assets that comprise collateral is limited by relevant gaming laws. The trustee must file applications with the Mississippi Gaming Commission requesting approval to enforce a security interest in gaming assets before it may take steps to enforce the security interest. Moreover, it would be necessary for a prospective purchaser of the assets comprising our gaming business to file the necessary applications with and be investigated, and licensed or found suitable by the Mississippi Gaming Commission before acquiring the gaming assets through a foreclosure sale. As such, neither the trustee nor any holder is permitted to operate or manage any gaming business or assets unless such person has been licensed or found suitable by the Mississippi Gaming Commission under applicable law for such purpose.

In the event of a foreclosure of our interests in the license agreement or of the membership interests in us, Hard Rock Hotel Licensing will have the right to terminate the license agreement if (i) the purchaser does not have a net worth of at least $10 million; (ii) the purchaser, its senior executive officers and certain controlling persons have been convicted of a felony or had a gaming license revoked in any jurisdiction of the United States; (iii) the purchaser or any of its affiliates is a Hard Rock competitor; or (iv) the purchaser does not possess management ability and experience that satisfies certain requirements set forth in the license agreement. As such, the number of potential purchasers of the Hard Rock Hotel & Casino Biloxi and/or the membership interests in us at a foreclosure sale may be limited, and this limitation may impair the trustee’s ability to dispose of the collateral at a foreclosure sale.

In addition, the trustee’s ability to foreclose upon and sell the collateral securing the Notes will be subject to the procedural restrictions of Mississippi real estate law and the Mississippi Uniform Commercial Code. Furthermore, the right of the trustee to foreclose upon and sell the collateral is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy proceeding were to be commenced by or against us or any of our subsidiaries prior to, or possibly even after, the trustee has repossessed and disposed of the collateral.

Also, the right to foreclose on certain collateral is limited by certain provisions of the collateral agreements we entered into in connection with the issuance of the Notes.

Additionally the right of the trustee to foreclose upon and sell the collateral is limited by applicable Mississippi law which will permit us to negate the acceleration of the indebtedness represented by the Notes by specified action. If, after an acceleration resulting from a payment default, but before the foreclosure sale on the Mississippi real property is completed, we pay the amount past due under the Notes (without regard to the acceleration) including all accrued costs, attorneys’ fees and trustees’ fees and all taxes and insurance premiums incurred in connection with such foreclosure then due, then, by law, the indebtedness under the accelerated notes will be reinstated in accordance with their original payment terms. It is possible that this statutory right of reimbursement could be extended to the cure of non-monetary defaults in certain circumstances.

The trustee’s security interest in the casino vessel will not be perfected until the preferred ship mortgage is filed with the United States Coast Guard and could become subordinate to certain liens imposed by operation of federal admiralty law.

While the casino vessel is under construction, the trustee’s security interest will include our rights and interests in the casino vessel under construction pursuant to the law of the State in which the casino vessel will be constructed. When the casino vessel is completed, we have agreed to promptly file an application with the United States Coast Guard to “document” the casino vessel under federal admiralty law. Notwithstanding the documentation of the casino vessel, it is not certain whether the casino vessel will be considered a “vessel” for purposes of federal admiralty law and, in particular, for purposes of the trustee’s security interest in the casino vessel pursuant to federal admiralty law. The determination of whether a particular structure is a “vessel” for purposes of a federal preferred ship mortgage under federal admiralty law is heavily dependent on the particular facts pertaining to that structure. Recent federal and state court decisions conflict as to whether permanently moored gaming structures are or are not “vessels” as a matter of federal admiralty law. If the casino vessel is not a “vessel” under federal admiralty law, then the trustee’s security interest in the casino vessel will remain governed by state law. However, we have agreed to grant to the trustee and file with the United States Coast Guard a federal preferred ship mortgage covering the casino vessel when its construction is completed and it has been delivered to the site on which the Hard Rock Hotel & Casino Biloxi will be constructed. The security interest created by the federal preferred ship mortgage will not be perfected until the federal preferred ship mortgage is filed in the National Vessel Documentation Center of the United States Coast Guard upon its completion. Furthermore, if the casino vessel is a “vessel” for purposes of federal admiralty law, then parties providing goods and services, as well as tort claimants, could have priority over the lien of the trustee on the casino vessel created by the collateral documents encumbering such casino vessel, to the extent such parties remain unpaid.

We may not be able to obtain sufficient insurance coverage to replace or cover the full value of the collateral.

The terrorist attacks of September 11, 2001 and the damage caused by adverse weather conditions have substantially affected the availability of insurance coverage for certain types of damages or occurrences. While we have obtained insurance coverage with respect to the occurrences of casualty damage to cover any losses that could result from these events for the construction period, we may not be able to obtain sufficient or similar insurance for later periods. The lack of sufficient types of insurance for these types of acts and casualty losses could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of casualty losses. In the event that we do not have sufficient insurance coverage to insure against damage caused by weather related casualty losses, the collateral securing the Notes, after certain events of loss, may be insufficient to cover the amount due on the Notes. We also intend to obtain business interruption insurance. While such insurance may provide some coverage for losses we may incur, we cannot assure you that such insurance will be available or that the proceeds from any claim will be sufficient to adequately compensate us.

Risks Relating to the Notes

The indenture governing the Notes and the investment agreement with Rank America, Inc. require us to repurchase notes and repay the junior subordinated note if we experience a change of control. We may not have sufficient funds to be able to repurchase notes or repay the junior subordinated note upon a change of control.

Under certain circumstances, we will be required to offer to repurchase the Notes and repay the junior subordinated note upon the occurrence of specific change of control events with respect to us.  We may not have sufficient funds to repurchase the Notes or repay the junior subordinated note in such circumstances. Our failure to repurchase the Notes would be a default under the indenture and our failure to repay the junior subordinated note would be a default under the investment agreement.

You may be required to dispose of or redeem your notes pursuant to gaming laws.

The Mississippi Gaming Commission may require a holder of notes to be licensed, qualified or found suitable under applicable laws and regulations and to pay the costs associated with applying for and qualifying for such licenses. If you are required to do so and are not licensed, qualified or found suitable, we will have the right, at our option, to require that you dispose of your notes or to redeem your notes.

The indenture provides that, until we file for bankruptcy or the trustee forecloses on the license agreement with Hard Rock Hotel Licensing, Inc., we will pay amounts due under the Hard Rock license agreement before we pay any other obligations, including our obligations with respect to the Notes.

The indenture provides that, until we voluntarily or involuntarily file for bankruptcy or the trustee institutes an action to foreclose on the collateral assignment of our rights under the license agreement with Hard Rock Hotel Licensing, Inc., revenues from the operation of the Hard Rock Hotel & Casino Biloxi will be used first to pay amounts due under the license agreement before we will pay any other obligation, including our obligations with respect to the Notes. This could cause us to not have sufficient funds to make a payment that is due on the Notes.

The market data we rely on may be inaccurate or incomplete and is subject to change.

We have based the market data provided in this report with respect to the Mississippi Gulf Coast market and other hotels and casinos on market research, publicly available information and industry publications. However, we have not independently verified any such information and it is possible that the market data may not be accurate in all material respects. Additionally, because the Hard Rock Hotel & Casino Biloxi is still in the development stage, quantitative information regarding the Hard Rock Hotel & Casino Biloxi, including square-footage and number of rooms, gaming devices, gaming positions and parking spaces are estimates based on current plans and are subject to change. Accordingly, you should not rely too greatly on such data. The Mississippi Gulf Coast Market is subject to continual change, including changes in the number of facilities expanding, closing and opening, and changes in the size of such facilities. For these and other reasons, our estimates of the Hard Rock Hotel & Casino Biloxi’s future market position could prove to be materially inaccurate.

There are conflicts of interest between us and parties who have signed agreements with us.

Roy Anderson, III, a member of GAR, LLC and a member of our board of managers, is the President and Chief Executive Officer of Roy Anderson Corp., our general contractor. Mr. Anderson will therefore be working on behalf of himself as the general contractor while he continues to be a member of GAR, LLC. Mr. Anderson may take actions which are more favorable to his company than to us. For example, the contractor’s agreement may have terms and conditions different than if we had negotiated with an unaffiliated third party. His interests in these two positions may conflict and we may be harmed as a result of this conflict. See “Related Party Transactions” in the Notes to the consolidated financial statements.

Rank America, Inc., a subsidiary of The Rank Group Plc, which is the parent company of Hard Rock Hotel Licensing, Inc., purchased the junior subordinated note. Hard Rock Hotel Licensing is the owner of the marks that we are licensing under the license agreement. If our license agreement with Hard Rock Hotel Licensing is terminated, then an event of default will occur under the investment agreement for the junior subordinated note, which may require us to, subject to the intercreditor agreement, prepay the junior subordinated note. This may result in a conflict in which The Rank Group Plc causes Hard Rock Hotel Licensing to terminate the license agreement in order to require us to prepay the junior subordinated note to Rank America, Inc. Because the interests of Hard Rock Hotel Licensing and The Rank Group Plc may conflict, we may be harmed as a result of this conflict.

Item 2.    Property

The Company has purchased approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi to build the Hard Rock Hotel & Casino Biloxi.  The casino will be moored on approximately 5 acres of submerged tidelands leased from the State of Mississippi adjacent to the purchased land.

The Hard Rock Hotel & Casino Biloxi will be approximately 388,000 square-foot in size featuring a casino (with approximately 1,500 slot machines, 50 table games and 6 poker tables), a 318-room hotel, a Hard Rock Live! entertainment venue, a Hard Rock retail store, a tropical-themed Hard Rock beach pool, restaurants, including a Hard Rock Café and a Ruth’s Chris Steakhouse, a full service fitness spa, a top floor lounge, and a parking garage with approximately 1,600 spaces.

The Hard Rock Hotel & Casino Biloxi will be strategically located approximately 100 yards from the 1,740-room Beau Rivage Resort & Casino, the highest revenue-grossing property in the Mississippi Gulf Coast gaming market. When it opened in 1999, the Beau Rivage significantly contributed to the expansion of the Mississippi Gulf Coast market, increasing total revenues from $814 million in 1998 to $1,110 million in 2000, or approximately 36%.  In 2004 the Mississippi Gulf Coast market reported revenues of $1,230 million. The Beau Rivage continues to maintain a strong customer following in the Mississippi Gulf Coast market, on which we believe we will be able to capitalize. Additionally, we believe that our close proximity to the Beau Rivage will provide synergies and attract new gaming customers by creating a new “cluster” consisting of the two newest hotels and casinos in the market. This new cluster, which will make up more than 30% of the total of casino hotel rooms and approximately 20% of the gaming positions in the Mississippi Gulf Coast market, based upon current conditions, will enable customers to park once and visit both hotels and casinos.

Our location is highly advantageous due to our proximity to the junction of U.S. Interstate 110 and Highway 90, the main feeder highways into Biloxi. The first casino encountered off Interstate 110 is the Beau Rivage and our project will be conveniently located approximately 100 yards to the east. We will be located approximately 90 miles east of New Orleans, Louisiana where there are currently four casinos.

We will also be located approximately 65 miles west of Mobile, Alabama. There are currently six casinos located between our proposed site and Mobile, Alabama. Our property will be the first hotel casino to open in the market since the Beau Rivage opened in 1999, and will feature the latest and most popular slot machines and table games, as well as headline entertainment acts. Our musically-themed resort will also incorporate several attractions unique to the Mississippi Gulf Coast market, including our top floor lounge, our sand-beach tropical-themed swimming pool, our 110-foot guitar-shaped road sign and our rare rock music memorabilia decor. We also expect to benefit from being the first Mississippi Gulf Coast hotel casino with a well-known, quality entertainment brand.

Item 3.    Legal Proceedings

We are not currently a party to any litigation and are unaware of any threatened claim or cause of action.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

On January 23, 2004, the Company issued $160,000,000 aggregate principal amount of 10¾% First Mortgage Notes (Notes) due February 1, 2012 in a private placement offering.  Concurrently with the issuance of the Notes, the Company borrowed $10,000,000 in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc.

We will use the gross proceeds from the Notes, together with the proceeds of the junior subordinated note, an equity investment by AA Capital, and furniture, fixtures and equipment financing to be obtained prior to opening, to fund the costs associated with the Hard Rock Hotel & Casino Biloxi.

The net proceeds of the Notes, the issuance of the junior subordinated note and the equity investment from AA Capital have been deposited as follows: (1) approximately $143.5 million was deposited into a construction disbursement account and will be periodically drawn by us to finance the design, development, construction, equipping and opening of the Hard Rock Hotel & Casino Biloxi, (2) approximately $33.1 million was deposited into an interest reserve account and used to purchase government securities in an amount, that together with interest to be earned thereon, will be sufficient to pay the first four interest payments on the Notes and (3) approximately $1.0 million was deposited into a tidelands lease account and will be used to fund rent payments on the tidelands lease through our first year of operations. The trustee under the indenture governing the Notes, for the benefit of the holders of the Notes, has a first-priority security interest in the funds held in the construction disbursement account, the interest reserve account and the tidelands lease reserve account.

The number of and ownership of members interests is discussed later in this form 10-K under Item 12.  There is no equity compensation plan as of December 31, 2004.

The Company is privately owned and there is no public trading market.

Item 6.  Selected Financial Data

	Twelve Months
	Ended	March 27 through
	December 31, 2004	December 31, 2003

Loss from operations	$(2,043,616)	$(864,448)
Net loss	(13,544,261)	(1,066,841)
Total Assets	224,311,168	38,532,311
Long-Term Debt	168,065,164	—

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 20, 2005, the Mississippi Gaming Commission granted the Company a gaming license to operate the casino.

We anticipate the Hard Rock Hotel & Casino Biloxi will be approximately 388,000 square-feet in size featuring a casino (with approximately 1,500 slot machines, 50 table games and 6 poker tables), a 318-room hotel, a Hard Rock Cafe, a Hard Rock Live! Entertainment venue, a Hard Rock retail store, a tropical-themed Hard Rock beach pool, restaurants, a full service fitness spa, a top floor lounge, and a parking garage with approximately 1,600 spaces, and various other amenities. We expect to open the Hard Rock Hotel & Casino Biloxi in the third quarter of 2005.

Premier Finance Biloxi Corp. serves as the co-issuer of the Notes and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing. See “—Liquidity and Capital Resources.”

Results of Operations

We are in the development stage and do not have any historical operating results other than costs incurred in designing and developing the Hard Rock Hotel & Casino Biloxi. For the period from commencement of operations on March 27, 2003 through December 31, 2004, we incurred a net loss of $14.6 million comprised of net interest expense and non-capitalized design, development and pre-opening expenses in connection with the Hard Rock Hotel & Casino Biloxi. For the same time period interest expense was $13.5 million. These costs primarily relate to licensing expenses, transaction fees, legal fees, interest expense and organizational costs to prepare us for becoming a gaming enterprise. We expect these losses to continue and to increase until operations commence with the planned opening of the Hard Rock Hotel and Casino Biloxi in the third quarter of 2005. Our historical operating results will not be indicative of future operating results because activities previously undertaken have been development stage in nature and planned future activities include the operation of a new gaming facility.

In November, the Company amended the GMP. This change order in-part creates approximately 31,000 square feet of additional finished space to improve the property’s efficiency and functionality. Highlights of these enhancements and scope changes are as follows:

•                  Created ten (10) additional typical rooms and two (2) entertainer suites to increase the total room count to 318. This was accomplished in the hotel area previously designated for the spa on the third (3rd) floor. The spa has been modified and relocated to the low rise. This modification took advantage of unfinished space to produce revenue generating assets to the property.

•                  Expanded the third level in the low rise approximately 4,000 square feet to allow for back of the house functions to be relocated from the promenade area thus creating a “retail promenade” area. Management is currently negotiating leases with various tenants to fill this created space.

•                  Created a total of 7,800 square feet of restaurant space in the low rise adjacent to the casino which resulted in certain functions to be relocated on the second and third floors. This 7,800 square feet will be used for the Ruth’s Chris Steakhouse restaurant.

•                  Improved the overall ceiling design in the casino by adding a more traditional ceiling to the casino area consisting of approximately 50,000 square feet of wood trim and drywall combination.

•                  Adjusted the garage to include four (4) EIFS finished columns that will be up lit.

•                  Created additional office space on the third level of the low rise for administrative offices that otherwise may have been leased off property from third parties.

The total cost of these improvements is approximately $3.64 million which is an increase to the GMP of 4.4%. The total amended GMP is $85.6 million. The change order includes all related material and the additional labor burden associated with these areas.  These improvements will be funded out of the contingency fund as set forth in of the Cash Collateral and Disbursement Agreement. More specifically, the cost of these improvements will be funded from that $5 million dollar portion of the $12 million contingency fund that is segregated for the contractor under the GMP.

Liquidity and Capital Resources

The Company obtained total debt financing of $202.7, plus a capital contribution of $15.2. As of December 31, 2004, the Company has expended approximately $8.2 million for deferred financing costs, $72 million for property and equipment, $1.1 million for the purchase of intangibles, paid $9 million in cash interest payments, and spent $2.9 million on pre-opening expenses. Remaining in the restricted cash and government securities at December 31, 2004 was approximately $125.6 million, which includes interest received of approximately $1.4 million. The Company has $50.5 million remaining to pay under its GMP contract with the general contractor, $1.5 million in architectural design and permit fees, expects to incur an additional $6.0 million in pre-opening expenses, expects to fund additional interest payments of $25.8 million, expects to incur $46.4 million in FF&E payments and fund operating bankrolls of $3.8 million. With the anticipated $17.1 million FF&E financing, the remaining $8.7 million is expected to be used to fund cash on hand at the time of the casino opening.

We will continue to use the gross proceeds we obtained on January 23, 2004 from the offering of the Notes together with an equity investment from AA Capital of $15.1 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc and $17.1 million in furniture, fixtures and equipment financing to fund the costs associated with the Hard Rock Hotel & Casino Biloxi. The $17.1 million in furniture, fixtures and equipment financing will be obtained from vendors or other third party lenders. The Company currently has approximately $15 million in vendor financing.  The net proceeds of the offering of the Notes, an equity investment from AA Capital and the proceeds of the junior subordinated note have been deposited as follows:

•                  Approximately $143.5 million was deposited into a Construction Disbursement Account and is being periodically drawn upon to finance the design, development, construction, equipping and opening of the Hard Rock Hotel &

Casino Biloxi. (As of December 31, 2004 the Company had a balance of $99.0 million remaining in the Company’s Construction Disbursement Account of which $85 million were certificates of deposit.)

•                  Approximately $33.1 million was deposited in an interest reserve account and was used to purchase government securities of $32.9 million representing sufficient funds to pay the first four interest payments on the Notes of which $8.1 million was used to pay the first interest payment on August 1, 2004 leaving a balance as of December 31, 2004 of $25.3 million. (In addition, $.9 million was used from the construction disbursement account to fund the first interest payment shortfall.)

•                  Approximately $1.0 million was deposited into a tidelands lease account and will be used to fund rent payments to the State of Mississippi on a tidelands lease through the first year of operations. (The balance in the Tidelands Lease Reserve Account as of December 31, 2004 was approximately $1.0 million.)

The funds provided by the sources described above with the additional $17.1 million in FF&E financing are expected to be sufficient to design, develop, construct, equip and commence operations of the Hard Rock Hotel & Casino Biloxi; however, there is no assurance that these funds will be sufficient for this purpose.

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

 At December 31, 2004, Premier Finance Biloxi, Corp., a special purpose subsidiary of ours, funded consolidated capital expenditures of $9.8 million to qualify for the tax-exempt status.  We expect to save up to $2.0 million in sales tax that we would have otherwise been required to pay in connection with purchasing materials to be used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi.  As of December 31, 2004, the Company saved approximately $385,000 in sales tax.

Premier Finance Biloxi Corp. served as the co-issuer of the Notes and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2004:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Debt Obligations (a)	$160,000,000				160,000,000
Debt Obligations (a)	10,000,000				10,000,000
Purchase Obligations	—
Contruction contractual obligations (b)	53,575,708	53,575,708
Other (c)	15,339,252	974,238	4,748,348	9,616,666	—
Total	$238,914,960	54,549,946	4,748,348	9,616,666	170,000,000

(a)  Debt obligations consist of the $160,000,000 aggregate principal amount of 10¾% First Mortgage Notes (Notes) due February 1, 2012 and $10,000,000 in the form of a junior subordinated note due August 1, 2012.

(b)  Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the Company.

(c)  Includes open purchase orders, employment agreements and operating leases.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements.  As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ significantly from those estimates.  The Company believes that the following discussion addresses the Company’s most critical accounting policies.

Capitalization of Interest

The Company capitalizes interest expense on construction in progress based on an imputed interest rate estimating the Company’s average cost of borrowed funds. Capitalized interest was $5.8 million and $2.5 million in fiscal 2004 and 2003, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over its estimated useful life.

Intangible Assets and Impairment of Long Lived Assets

The Company follows the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). The Statement requires that long-lived assets should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable-that is, information indicates that an impairment might exist. If indicators of impairment are present, the Company must determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount. If less, recognize an impairment loss based on the excess of the carrying amount of the long-lived asset (group) over its respective fair value. At December 31, 2004, there were no indicators of impairment.

Intangible assets with defined lives are amortized accordingly.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The borrowings in connection with the offering of the original notes and the junior subordinated note from Rank America, Inc. are fixed-rate indebtedness. Through December 31, 2004, we had not invested in derivative or foreign currency-based financial instruments.

At December 31, 2004, there was $100.3 million in the construction disbursement, the direct disbursement and reserve accounts, which is classified as restricted cash.  The restricted cash includes approximately $15.3 million in money market accounts and approximately $85.0 million in certificates of deposits with maturities of less than six months.  There was $25.3 million in government securities with maturities of less than one year, classified as restricted cash – government securities.  Due to the short-term nature of the Company’s investments, the Company does not feel that it has significant risk related to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

PREMIER ENTERTAINMENT BILOXI LLC

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

Consolidated Statements of Operations and Member’s Equity (Deficit) for the year ended December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through December 31, 2004

Consolidated Statements of Cash Flows for the year ended December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through and December 31, 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Premier Entertainment Biloxi LLC

We have audited the accompanying consolidated balance sheets of Premier Entertainment Biloxi LLC (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statement of operations and member’s equity (deficit), and cash flows for the twelve months ended December 31, 2004, the period from commencement of operations on March 27, 2003 through December 31, 2003 and the period from the commencement of operations on March 27, 2003 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedure that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Entertainment Biloxi LLC as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the twelve months ended December 31, 2004, the period from commencement of operations on March 27, 2003 through December 31, 2003 and the period from the commencement of operations on March 27, 2003 through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating loss since its commencement of operations and has not yet constructed and opened its hotel and casino.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

March 23, 2005

New Orleans, Louisiana

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2004	2003

ASSETS
Current Assets:
Cash	$5,215	$16,908
Government securities - restricted	25,265,550	—
Prepaid expenses	40,632	18,250
Other current assets	439,263	—

Total Current Assets	25,750,660	35,158

Property and Equipment, Net	90,490,923	36,151,817

Other Non-Current Assets:
Restricted cash	100,346,790	—
Other assets, net	7,722,795	2,345,336

Total Assets	$224,311,168	$38,532,311

LIABILITIES AND MEMBERS’ EQUITY(DEFICIT)

Current Liabilities:
Accounts payable	$108,467	$2,384,758
Accounts payable - CIP	9,223,737	—
Accrued interest	8,580,821	2,521,016
Other accrued liabilities	168,866	90,834
Term loan	—	34,602,544

Total Current Liabilities	18,081,891	39,599,152

Long-Term Debt	168,065,164	—

Members’ Contributed Capital	52,775,215	—
Deficit accumulated during development stage	(14,611,102)	(1,066,841)
Total Members’ Equity (Deficit)	38,164,113	(1,066,841)

Total Liabilities and Members’ Equity (Deficit)	$224,311,168	$38,532,311

See the accompanying notes to the consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND MEMBERS’S EQUITY (DEFICIT)

	Twelve Months		Period from commencement of
	ended	March 27 through	operations on March 27,
	December 31, 2004	December 31, 2003	2003, through December 31, 2004
Operating Expenses:
Preopening expenses	$2,043,616	$864,448	$2,908,064

Loss from operations	(2,043,616)	(864,448)	(2,908,064)

Other income (expense):
Interest expense	(13,305,940)	(202,800)	(13,508,740)
Interest income	1,805,295	407	1,805,702

Total other income (expense)	(11,500,645)	(202,393)	(11,703,038)

Net loss	$(13,544,261)	$(1,066,841)	$(14,611,102)

Members’ equity (deficit) at the beginning of the period	(1,066,841)	—	—

Capital contribution from AA Capital	52,775,215	—	52,775,215

Members’ equity (deficit) at the end of the year	$38,164,113	$(1,066,841)	$38,164,113

See the accompanying notes to the consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months		Period from commencement of
	Ended	March 27 through	operations on March 27,
	December 31, 2004	December 31, 2003	2003, through December 31, 2004
Operating Activities
Net Loss	$(13,544,261)	$(1,066,841)	$(14,611,102)
Depreciation and amortization	66,105	—	66,105
Amoritzation of deferred financing costs, discount and repayment premium	1,286,448	183,125	1,469,573
Changes in prepaid assets and other current assets	(461,645)	(18,250)	(479,895)
Changes in accounts payable	(2,276,290)	265,152	(2,011,138)
Changes in accrued interest	3,037,009	19,675	3,056,684
Change in other liabilities	78,032	10,129	88,161

Net cash used in operating activities	(11,814,602)	(607,010)	(12,421,612)

Investing Activities
Purchases of property and equipment	(39,326,939)	(32,667,602)	(71,994,541)
Purchase of government securities	(32,946,442)	—	(32,946,442)
Sales of government securities	8,074,529	—	8,074,529
Acquisition of intangibles	(431,648)	(534,024)	(965,672)
Increase in restricted cash	(99,722,882)	—	(99,722,882)

Net cash used in investing activities	(164,353,382)	(33,201,626)	(197,555,008)

Financing Activities
Increase in deferred financing costs	(6,118,020)	(777,000)	(6,895,020)
Proceeds from long-term debt	168,111,046	34,602,544	202,713,590
Capital contribution	15,180,810	—	15,180,810
Increase in restricted cash	(1,017,545)	—	(1,017,545)

Net cash provided by financing activities	176,156,291	33,825,544	209,981,835

Net increase (decrease) in cash	(11,693)	16,908	5,215

Cash at beginning of period	16,908	—	—

Cash at end of period	$5,215	$16,908	$5,215

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$8,982,222	$0	$8,982,222
Supplemental schedule of non-cash investing and financing activities:

During the quarter ended March 31, 2004, AA Capital converted to equity the unpaid principal outstanding under the loan and security agreement of $34,819,190 plus accrued interest of $2,775,216, and made a cash contribution of $15,180,810

Notes to Consolidated Financial Statements

December 31, 2004

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Premier Entertainment Biloxi LLC, a Delaware corporation, (“Premier Entertainment” or the “Company”) is a development stage company and was established to construct and manage the operations of the Hard Rock Hotel and Casino Biloxi.  The personal liability of the members and officers of the Company is limited to the maximum amount permitted under the laws of the state of Delaware.  The LLC does not have a finite life per its operating agreement.  The net proceeds of the offering of the First Mortgage Notes (“Notes”) on January 23, 2004 together with an equity investment from AA Capital of $15.1 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc, and $17.1 million in furniture, fixtures and equipment financing are dedicated to fund the costs to construct and develop the Hard Rock Hotel & Casino Biloxi.

Premier Finance Biloxi Corp. (“Premier Finance”) was incorporated in October 2003 as a Delaware corporation and is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC. Under Mississippi law, certain expenditures are exempt from sales tax if purchased with the proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation. Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Premier Entertainment and its subsidiary, Premier Finance, and have been prepared by the Company’s management in accordance with accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements include the accounts of Premier Entertainment and its subsidiary.  All significant inter-company accounts and transactions have been eliminated.

Restricted Cash

The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note all totaling $177,600,000 were deposited into a construction disbursement account, an interest reserve account and a tidelands lease reserve account. These accounts were pledged to the trustee as security for the Company’s obligations under the Notes. The funds will be disbursed in accordance with a disbursement agreement (the “Disbursement Agreement”) with concurrence from the disbursement agent, the trustee and the independent construction consultant. At December 31, 2004, there was $100.3 million in the construction disbursement, the direct disbursement and reserve accounts, which is classified as restricted cash.  The restricted cash includes approximately $15.3 million in money market accounts and approximately $85.0 million in certificates of deposits with maturities of less than six months.  In the accompanying balance sheet restricted cash is classified as non current as it is primarily designated for the construction of property and purchases of equipment.

Government Securities – Restricted

During the twelve months ended December 31, 2004, the Company invested $32.9 million in U.S. Treasury securities in accordance with the Disbursement Agreement. The investment is classified as held to maturity, and is recorded as government securities at its acquisition cost including accrued interest at December 31, 2004. The investment plus the interest earned will be used to pay the first four (4) interest payments on the Notes as required by the Disbursement Agreement. On August 1, 2004, the Company made its first interest payment on the Notes using $8.1 million of the U S Treasury securities.  As of December 31, 2004, there were $25.3 million remaining in government securities which is classified on the balance sheet as a current asset.

Property and Equipment

Construction in progress and other additions are stated at cost and represents costs of pre-development of the property.  Costs incurred to date consist of architectural, engineering fees, interest and related costs for environmental and regulatory approvals needed to commence construction. During the period when the activities take place that are necessary to prepare the property for its intended use, interest will be capitalized on all qualifying expenditures. These assets will be placed in service when the property opens. Property and equipment will be stated at cost and depreciation will be provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives expecting to range between three and forty years using the straight-line method. Maintenance and repairs will be charged to operations as expense when incurred whereas major betterments will be capitalized as depreciable assets.

Intangible Assets and Deferred Costs

The Company has signed a 20-year license agreement with Hard Rock Hotel Licensing, Inc., which provides for two successive 10-year renewals terms, under which the Company has the exclusive right to use and develop the “Hard Rock” brand name in connection with a hotel and casino resort in Biloxi, Mississippi.  As consideration for the grant of the right to use the Licensed Rights as provided in the License Agreement, the Company has paid a one-time territory fee of $500,000.  This cost is recorded as an intangible asset on the balance sheet and will be amortized over a 20-year period beginning with the commencement of operations.  (See also “Commitments and Contingencies.”)

The Company capitalized legal fees and other costs of $108,915 incurred to acquire its gaming license as an intangible asset. The intangible is included in other assets at December 31, 2004.

Deferred finance costs of $7,598,000 associated with the First Mortgage Notes are being amortized over the term of the Notes, which are due to mature in 2012.

In January 2004, the Company executed the purchase of a leasehold contract with a third party whereby the Company paid $432,000 to assume such lease.  Amortization of this asset has begun and will continue through the life of the lease which is approximately seven years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the undiscounted cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the asset’s carrying amount over its fair value is recorded.

Income Taxes

The Company was formed as a Delaware limited liability company and elected to be treated as a partnership; accordingly, any tax related to the Company’s income is the obligation of its members and no federal or state income tax provision has been recorded in the Company’s financial statements.

Pre-opening and Start-Up Costs

Pre-opening and start-up costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities” (“SOP 98-5”).  In accordance with SOP 98-5, since the commencement of operations on March 27, 2003 through December 31, 2004, the Company incurred $2.9 million in pre-opening expenses.  Expenses incurred include payroll and payroll related expenses, marketing expenses, office rental, outside services, and other expenses related to the start up phase of operations.

Going Concern and Management’s Plans

The Company has incurred a loss from operations of $14,611,102 for the period from the commencement of operations on March 27, 2003 through December 31, 2004 and has not completed construction and opened its hotel and casino operation. Although the Company believes it has raised sufficient capital to construct its casino project, the fact that the project is not complete and the construction risks inherent in such a project may make it unable to complete the project on time and within budget. Once the casino opens, the Company must generate sufficient revenue to cover operating expenses and debt service costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company’s operations and pre-development activities relating to the property have been funded by the Company’s privately placed $160,000,000 of 103/4% First Mortgage Notes, borrowed $10,000,000 from Rank America Inc. in the form of a junior subordinated note and raised $52,775,216 of members’ equity through conversion of the unpaid principal and accrued interest on the loan and security agreement plus an incremental cash contribution (Note 4). The Company intends to borrow an additional amount to finance the purchase and installation of furniture and equipment prior to opening the Property. The commitments due under the debt agreements may reduce the availability of the Company’s cash-flow to fund working capital, capital expenditures, development projects and other general operating requirements which could delay the development and construction of the Property. In the event that the Company is required to delay the opening of the Property, this would materially and adversely affect the Company’s business, financial condition, results of operations, and cash-flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.  Property and Equipment

Property and equipment held at December 31, 2004 and 2003 consisted of the following:

	December 31,
	2004	2003
Land	$30,991,578	$30,991,578
Equipment	292,514	—
Construction in progress	59,216,411	5,160,239
	90,500,503	36,151,817
Less accumulated depreciation	9,580	—
	$90,490,923	$36,151,817

Interest capitalized totaled $5.8 million in fiscal year 2004 and $2.5 million in fiscal year 2003.

Construction-in-progress at December 31, 2004 and 2003 consists of the construction and development of the Hard Rock Hotel and Casino Biloxi.

Note 3.  Other Assets

Other non-current assets consisted of the following:

	December 31,
	2004	2003
Hard Rock license fee	$500,000	$500,000
Leasehold contract, net of accumulated amortization of $56,525 and $0 at December 31, 2004 and 2003, respectfully	375,120	—
First Mortgage Notes finance costs, net of accumulated amortization of $859,307 and $0 at December 31, 2004 and 2003, respectfully	6,738,760	1,480,046
AA Capital finance costs, net of accumulated amortization of $256,375 and $0 at December 31, 2004 and 2003, respectfully	—	256,375
Licenses	108,915	108,915
	$7,722,795	$2,345,336

Note 4. Long-Term Debt and Loan and Security Agreement

In May 2003, the Company entered into a $33,000,000 loan and security agreement with AA Capital. In December 2003, the Company amended the agreement to increase the available borrowings to $35,000,000. At December 31, 2003, the Company had borrowings of $34,602,544 outstanding under the note and available borrowings of $397,456. Under the loan and security agreement, the note was to mature on the earlier of November 16, 2004 or the date that the Company obtained its development and mezzanine financing. The note issued under the loan and security agreement is secured by the Company’s land and license and accrues interest at 12%. In connection with the First Mortgage Notes issued in January 23, 2004, AA Capital converted the unpaid principal outstanding under the loan and security agreement of $34,819,190 plus accrued interest of $2,775,216, and made a cash contribution of $15,180,810 in exchange for 100 Class B common and 100 Class A preferred membership units, resulting in $52,775,216 of members’ equity.  The Company incurred legal fees of $439,500 in connection with the execution of the agreement. These deferred financing costs, net of accumulated amortization of $183,125, are included in other current assets at December 31, 2003 and were being amortized over the term of the loan and security agreement. These costs were written off in 2004 to interest expense in connection with the conversion of this debt amount to equity.

On January 23, 2004, the Company issued $160,000,000 aggregate principal amount of 10¾% First Mortgage Notes due February 1, 2012 in a private placement offering. A discount of $2.0 million is being amortized over the term of the agreement. The Notes are senior to all existing and future senior unsecured indebtedness and subordinated up to $30,000,000 of senior secured indebtedness to be incurred to finance the acquisition and installation of furniture, fixtures and equipment. The Notes are secured by a pledge of the Company’s membership interests and substantially all of the existing and future assets, other than furniture, fixtures and equipment purchased with the proceeds of certain other indebtedness, cash-on-hand and the casino vessels until they have been delivered and the ship mortgages are recorded. The Notes may be redeemed by the Company, in whole or in part, at any time on or after February 1, 2008 at a premium. In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering. The Company incurred $6.7 million of costs, net of accumulated amortization of $.9 million in connection with the private placement as of December 31, 2004. These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt and is included in interest expense.

Concurrently with the issuance of the Notes, the Company borrowed $10,000,000 in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc.

Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually once the Hard Rock Hotel and Casino Biloxi opens.  The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid. The Company is accruing the repayment premium over the term of the junior subordinated note. In the event of a change of control or if the Hard Rock license agreement is terminated and the Property becomes owned, operated or licensed by a Hard Rock competitor, the Company will be required to repay all amounts due under the junior subordinated note agreement. In addition, the Company may be required to make quarterly mandatory prepayments as calculated under the terms of the junior subordinated note once the Property opens.

The Notes and the junior subordinated note contain certain covenants which restrict the Company’s ability to incur additional debt, pay equity distributions, make investments, create liens, enter into transactions with affiliates, sell certain assets and merge or consolidate with another entity.

Note 5.  Related Party Transactions

A member of GAR LLC is the President and Chief Executive Officer of the Company’s general contractor. The Company believes that the terms of the agreement with the contractor are similar to those that could otherwise be received from a third party. In November 2004, the Company entered into a change order with the general contractor in the amount of $3.6 million. The Company believes that the terms of this change order with the contractor are similar to terms that could otherwise be received from a third party and will be funded out of contingency funds with no increase to the total project budget.  The total amended GMP is $85.6 million.  Total payments to the general contractor for the period from the commencement of operations on March 27, 2003 through December 31, 2004 were $27.3 million.

GAR, LLC (“GAR”) is the beneficial owner of 100 Class A common membership interests in Premier Entertainment Biloxi LLC.  This entitles GAR to elect three of the six members of the Board of Managers and the shared power to dispose or direct the disposition of such membership interest in the Company.

Note 6. Commitments and Contingencies

In December 2003, we entered into an $82.0 million guaranteed maximum price contract (GMP) with Roy Anderson Corp., the general contractor for the project for the “hard” costs associated with the construction of the resort.  Modifications to the plans and specifications for the project, and any costs associated therewith, will require our approval and may not be covered by the GMP.  The contractor has provided us with a payment and performance bond covering 100% of the cost of the work.  Construction of the Hard Rock Hotel & Casino Biloxi began in January 2004 and is expected to be completed in the third quarter of 2005.  In November 2004, the Company executed a change order with Roy Anderson Corporation increasing the GMP by $3.6 million.  (See “Related Party Transactions”)

In August 2004, the Company and Kojis and Sons Signs, Inc. (“Kojis”) entered into an agreement whereby Kojis agreed to manufacture, install and maintain for one year a one hundred twenty foot (120’) high marquee guitar sign for $540,000.  The costs of the guitar will be included in property, plant and equipment.  Total amount paid as of December 31, 2004 was $216,000.

In August 2004, the Company entered into a purchasing consulting agreement whereby the consultant is to provide services related to the purchasing and installation of certain owner supplied furniture, fixtures and equipment for a fee of $174,000 and reasonable reimbursable expenses. The services and payment for such services are to coincide and both shall conclude in October 2005.

In April 2004, the Company entered into an agreement with a third party to lease office space. The term of the lease is for a period of two years and the Company must pay monthly rent of $2,926. The rent may increase on a semi-annual basis to reflect the increased space and cost to the lessor based upon the previous six month period variable expenses. Variable expenses are defined as electricity, gas, water and sewer, taxes, insurance and common area janitorial services.

In February 2004, the Company entered into a two year triple net lease with the City of Biloxi, Mississippi that includes a five year extension. Beginning in February 2004, the Company began to pay monthly rent of $1,529. The rent will increase by the Consumer Price Index beginning on the first anniversary date of execution of the lease and the rent during the period of extension will be initially set through an appraisal process to establish the fair market rental and, there after, adjusted annually by the Consumer Price Index.

The Company has agreed to pay an annual fee of $1,100,000 increasing to $1,500,000 over five years and increase annually thereafter based on the consumer price index, plus fees based on future non-gaming revenues once the property opens under the Hard Rock licensing agreement (Note 1).   Also as additional consideration for the grant of right to use the Licensed Rights under the Hard Rock licensing agreement, the Company will pay a “Technical Service Fee” in the amount of $1,000 per room for a period of twenty-four months to commence upon the execution of the Licensing Agreement which is dated May 15, 2003.

In October 2003, the Company entered into an agreement with the State of Mississippi for the lease and use of approximately 5 acres of submerged tidelands. The term of the lease is for a period of 30 years. For the initial period commencing on October 27, 2003 until the earlier of June 1, 2006 or the first day of the calendar month in which business operations start on the leased premises, the Company must pay annual rent of $21,900. At the end of the initial period, the State of Mississippi will determine the annual rent. The annual rent will be fixed through written appraisal at the fair market rent and will be adjusted in accordance with the increase in the All Urban Consumer Price Index or the amount set forth in a written appraisal made by Mississippi.

In November 2003, the Company entered into an agreement with the City of Biloxi, Mississippi to lease property and the related airspace for a period of 40 years. For the initial three years of the lease beginning in October 2004, the Company must pay monthly rent of $12,500. The rent will increase by the Consumer Price Index beginning on the fifth anniversary date of execution of the lease and continuing on each fifth anniversary date.

In December 2003, the Company entered into a lease, which gives Hard Rock STP the right to operate a cafe (the Cafe) on the designated premises of the Property as a restaurant and bar having a “Hard Rock Cafe” theme. The initial term of the lease is 20 years beginning on the earlier of the date on which the Cafe is open for business or 180 days after the Company delivers the completed shell of the Cafe premises to Hard Rock STP. Hard Rock STP is obligated to pay rent equal to five percent of its gross sales. No rent is due for the first 24 months of the lease.

In December 2003, the Company entered into a lease, which gives Hard Rock STP the right to operate a retail store for the sale of “Hard Rock” branded merchandise. The initial term of the lease is 20 years beginning on the earlier of the date on which the Retail is open for business or 180 days after the Company delivers the completed shell of the Retail premises to Hard Rock STP.  Hard Rock STP is obligated to pay rent equal to five percent of its gross sales during the first three rental years and seven percent of its gross sales for the remainder of the lease term.

In June 2003, the Company entered into an employment agreement requiring that the Company guarantee payment of a minimum pre-opening salary of $720,000 to the employee who will be the General Manager of the Property. The guarantee will be reduced by the actual pre-opening salary, which will be paid semi-monthly based on an annualized rate of $360,000 per year beginning in July 2003. During the period from the commencement of operations on March 27, 2003 through December 31, 2004, the Company paid the General Manager $477,500 related to this agreement.

On January 5, 2005, Premier Entertainment Biloxi LLC entered into a Commercial Sales and Security Agreement with International Game Technology (“IGT”) for the financing of approximately $15 million for certain gaming devices and gaming systems.  (See “Subsequent Events” in note 10 below.)

Note 7.  Operating Lease Obligations

The Company has certain long-term operating lease obligations, including office space, property and related airspace, submerged tidelands, license fees, and technical service fee.  (See “Commitments and Contingencies” in Note 6.)  Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2004 are as follows:

2006	1,861,681
2007	1,176,667
2008	1,710,000
2009	1,776,667
Thereafter	7,839,999

Total rent expense for these long-term lease obligations was $200,190 in 2004, and $0 in 2003.

Note 8.  Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in the period from commencement of operations on March 27, 2003 through December 31, 2004:

	Quarter Ended*	Quarter Ended*	Quarter Ended	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Operating Expenses:
Preopening expenses	$296,499	$485,333	$498,940	$762,844
Loss from operations	(296,499)	(485,333)	(498,940)	(762,844)
Other income (expense):
Interest expense	(2,687,313)	(3,727,128)	(3,820,296)	(3,071,203)
Interest income	220,596	446,236	459,847	678,616
Total other income (expense)	(2,466,717)	(3,280,892)	(3,360,449)	(2,392,587)
Net loss	$(2,763,216)	$(3,766,225)	$(3,859,389)	$(3,155,431)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Operating Expenses:
Preopening expenses	$—	$208,081	$360,032	$296,335
Loss from operations	—	(208,081)	(360,032)	(296,335)
Other income (expense):
Interest expense	—	(37,509)	(77,198)	(88,093)
Interest income	—	12	103	292
Total other income (expense)	—	(37,497)	(77,095)	(87,801)
Net loss	$—	$(245,578)	$(437,127)	$(384,136)

*These amounts have been restated from those previously reported to correct an error related to the calculation of capitalized interest as discussed in Form 10-Q/A filed in November 2004.  This correction is for the period ending March 31, 2004 and the period ending June 30, 2004.

Note 9.  Capital Structure

On January 23, 2004, GAR LLC received 100 Class A common units representing a 55% membership interest in the Company.  AA Capital received 100 Class B common units and 100 Class A preferred units representing the remaining 45% membership interest in exchange for $52,775,216 of members’ equity though conversion of the unpaid principal and accrued interest on the loan and security agreement plus an incremental cash contribution of $15,280,000.

In accordance with the LLC Operating Agreement, the Class A and B common holders have the ability to appoint 50% of the committee members on the Board of Managers.  AA Capital’s initial contribution will accrue at 17% per annum return compounding annually which will be reduced as and when distributions are made to the Class A preferred holders.  Losses will be allocated to the extent and in proportion to the respective capital account balance of the member and then any remaining loss is allocated to the members in accordance with their percentage interest.  Profits will be allocated to the members to the extent cumulative losses were allocated in excess of profits.  The owners of the Class A preferred units will then receive an allocation of profits equal to the accrued interest converted to member’s equity of $2,775,216 plus the accrued 17% return.  The remaining profits will be allocated to the members in accordance with their relative percentage interest.  Net cash-flow will be distributed no later than the 120th day following the end of the fiscal year, taking into account the quarterly tax distributions, to the members in accordance their percentage interests.

Note 10.  Subsequent Events

On January 5, 2005, Premier Entertainment Biloxi LLC (the “Company”), entered into a Commercial Sales and Security Agreement with International Game Technology (“IGT”) for the financing of approximately $15 million for certain gaming devices and gaming systems.  The Company will be purchasing approximately 1,110 slot devices from IGT as well as software licenses and related equipment for the gaming system. In partial consideration of this purchase, IGT will finance the slot devices and gaming system at the “high Wall Street Journal prime lending rate” based on a 60-month amortization payable in thirty-six (36) monthly installments of principal and accrued interest with a balloon payment on the 37th month of the outstanding remaining principal. The first payment shall be due 30 days from the date of opening or no later than 90 days from date of delivery.

On January 20, 2005 Premier Entertainment Biloxi LLC was granted a gaming license from the Mississippi Gaming Commission.

Effective January 24, 2005 the Premier Entertainment Biloxi LLC Operating Agreement was amended to establish a new Class of non-voting membership units for the Company designated as Class C common units and consisting of 100 units. On this same date, sixty-six and two-thirds (66 2/3) of the Class C common units were granted to Joseph Billhimer, the Company’s President and Chief Operating Officer.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Operating Officer (our principal executive officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(c) and 15(d)-15(e) under the Securities Exchange Act of 1934 as of December 31, 2004. Based on this evaluation, the COO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that the information required to be disclosed by the Company in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and regulations.

Such officers also confirm that there was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

The audit committee of the board of members approved the written internal controls for financial reporting at its meeting held January 21, 2005.  The Company’s management believes policies in place at December 31, 2004, are consistent with these Internal Controls.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our members of our board of managers, our executive officers and members of the board of directors and executive officers of Premier Finance, our wholly-owned subsidiary:

Name	Age	Position
Joseph Billhimer	41	President, Chief Operating Officer and Manager of Premier Entertainment Biloxi; President of Premier Finance
Matthew R. Friesl	27	Secretary and Member of Board of Managers of Premier Entertainment Biloxi; Secretary and Director of Premier Finance
David S. Ross	47	Member of Board of Managers of Premier Entertainment Biloxi; Director of Premier Finance
Roy Anderson III	47	Member of Board of Managers of Premier Entertainment Biloxi; Director of Premier Finance
Gregg R. Giuffria	53	Member of Board of Managers of Premier Entertainment Biloxi; Director of Premier Finance
John A. Orecchio	39	Member of Board of Managers of Premier Entertainment Biloxi; Director of Premier Finance
Charles L. Wall, Jr.	44	Member of Board of Managers of Premier Entertainment Biloxi; Director of Premier Finance

Joseph Billhimer served as President and General Manager of Grand Casino Gulfport from June 2000 to July 2003, which is owned by Casers Entertainment, Inc. Previously, Mr. Billhimer was the Vice President and General Manager of Casino Magic Bay St. Louis where he was responsible for all operations, including the operations of the hotel and the golf course. Mr. Billhimer joined Casino Magic Bay St. Louis as a Casino Manager in 1992. He was thereafter promoted, first to the Assistant General Manager of Casino Magic Bay St. Louis, and then Assistant General Manager of Casino Magic Bossier City, prior to taking on the General Manager position at the Bay St. Louis property.

Matthew R. Friesl currently serves as a Vice President of AA Capital Partners, Inc. Prior to joining AA Capital Partners in November 2002; he was an associate in Salomon Smith Barney’s international debt capital markets division, where he provided product, market and execution advice to investment banking clients on financing opportunities in a number of international markets. Prior to transferring to debt capital markets, he worked in Salomon Smith Barney’s investment banking division, where he executed merger and acquisitions transactions in a variety of industries and participated in numerous lead managed capital market transactions. Mr. Friesl joined Salomon Smith Barney in July 1999. Mr. Friesl is also a Certified Public Accountant.

David S. Ross has over 25 years of experience in the development of large-scale commercial and residential projects, including the sales, marketing and financing of such developments and the management of casino and hotel properties. From 1999 to the present, Mr. Ross has served as the President of Millamax Development Corp., a company he founded to assemble the Hard Rock Hotel & Casino Biloxi property. In 1993, Mr. Ross founded Millamax, Inc., where he served as the President and Chief Executive Officer from 1993 to 1999. At Millamax, Inc., he arranged project financing and developed the Ritz-Carlton San Juan Hotel, Spa & Casino and developed the 230-foot M/V Max One luxury casino and entertainment vessel deployed under bareboat charter from Key West, Florida and Sheepshead Bay, New York.

Roy Anderson, III has served, since 1993, as the President and Chief Executive Officer of Roy Anderson Corp., a family-owned construction organization. In 1982, Mr. Anderson joined Roy Anderson Corp. and was named as an Executive Vice

President in 1984. Roy Anderson Corp., founded in 1955, is a general construction company specializing in large-scale construction projects. Mr. Anderson has served on the board of the Gulfport Council Chamber of Commerce, National Board of Directors of Associated General Contractors of America and various other national, state and local organizations. In 1990, Mr. Anderson also served as President of the Mississippi Associated General Contractors. Mr. Anderson is also an attorney, with a law degree from the University of Mississippi School of Law, and is a member of the Mississippi Bar.

Gregg R. Giuffria has served as a private investor from 2002 to the present. He served as the Chief Executive Officer of Outland Development LLC from 2000 to 2002, which was subsequently sold to Voyager Entertainment International, Inc., where he was instrumental in the pre-development of the Voyager Las Vegas project and the development of the Star of Shanghai. From 1997 to 2001, Mr. Giuffria served as the President and Chief Operating Officer of Full House Resorts, Inc., a hotel and casino company. From 1995 to 1997, Mr. Giuffria served as the Vice President of Corporate Development for Casino Data Systems, Inc. Mr. Giuffria owned “The Telnaes Patent,” an important gaming/casino patent, which he subsequently sold to Casino Data Systems, Inc. and International Gaming Technology.

John A. Orecchio has served as a Managing Director of AA Capital Partners, Inc. since 2000. Prior to 2000, Mr. Orecchio was a Managing Director of Bank of America Capital Corporation or BACC, a subsidiary of Bank of America Corporation. At BACC, Mr. Orecchio was one of two Managing Directors responsible for the day to day management of its $5.0 billion private equity fund investments portfolio and was a member of the firm’s Investment Committee, which was responsible for all investment decisions related to the portfolio. Prior to joining BACC, Mr. Orecchio was a Managing Director in the Leveraged Finance Group of Bank of America and a predecessor organization, Continental Bank N.A., where he was responsible for the financing of a diverse portfolio of buyout transactions typically sponsored by a private equity firm. Mr. Orecchio is also a Chartered Financial Analyst.

Charles L. Wall, Jr. has served as a Managing Director of AA Capital Partners, Inc. since 2002. Mr. Wall joined AA Capital Partners in June 2001 as its Vice President in charge of portfolio analysis. Prior to 2001, Mr. Wall was the Chief Financial Officer for BancAmerica Equity Partners, or BAEP, where he was responsible for all back office support for equity investments made on behalf of Bank of America. In addition, he was instrumental in helping develop BAEP’s private equity direct investment and fund of funds database with an outside vendor, which tracks all investment activity from initial screening to monitoring. Prior to joining BAEP, he held the position of controller for the Latin America Group, and worked in the Audit Division, for Continental Bank N.A. Mr. Wall is also a Certified Public Accountant.

Committees of our Board of Managers

Audit Committee.    Our board has designated Messrs. Wall and Ross as members of our board of managers’ audit committee. The audit committee will engage our independent registered public accounting firm, review the plans for and the results of the audit engagement, approve professional services provided by, and the independence of, the independent registered public accounting firm, and consider the range of audit and non-audit fees for and consult with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

The board of managers has determined that Mr. Wall qualifies as an “audit committee financial expert” and is independent of the day to day operations of the Company required by the rules and regulations of the Securities and Exchange Commission.

Holders of membership interest wishing to communicate with the board of managers or any committee can do so freely, as we are closely held. We have not adopted any other formal methods to communicate with our board or any of its committees.

The Board of Members is reimbursed for ordinary business related expenses incurred on behalf of the Company.  Business related expenses include, but are not limited to travel costs for board meetings and state regulatory investigative fees.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its board of members, officers and employees.  The Company has filed a copy of this Code of Ethics as Exhibit 14.1 to this Form 10-K.

Compensation Committee Interlocks and Insider Participation

Compensation Committee.  Our board designated Messrs. Orecchio and Friesl as members of our board of managers’ compensation committee.  The purpose of the Compensation Committee is to establish and execute compensation policy and programs for the Company executives and employees.

Item 11.  Executive Compensation

Employment Agreement

We entered into an employment agreement with Joseph Billhimer, the President and Chief Operating Officer of Premier Entertainment Biloxi LLC. Mr. Billhimer’s term of employment runs from July 1, 2003 through July 1, 2008. He will receive an annual base salary of $360,000 for his services performed prior to the opening of the Hard Rock Hotel & Casino Biloxi. Once the Hard Rock Hotel & Casino Biloxi opens to the public for gaming, his annual base salary will be $300,000, subject to increase at the discretion of our Board.

Mr. Billhimer received a signing bonus of $25,000. In addition, he may receive target bonuses paid quarterly in amounts ranging from $25,000 to $59,375 if we achieve certain quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets. Mr. Billhimer is also entitled to an annual target bonus (less any bonus previously paid to Mr. Billhimer during the previous four quarters) in order to recapture quarterly bonus amounts not achieved due to seasonal fluctuations of EBITDA. In order to receive the annual target bonus, certain annual EBITDA levels must be met. Our board has the discretion to reduce the EBITDA levels necessary for Mr. Billhimer to achieve such quarterly or annual bonuses, and may decide to issue a discretionary bonus to Mr. Billhimer.

If Mr. Billhimer is terminated without “cause” (as defined in the agreement) or resigns for one of the following reasons: (i) his duties/title diminish, (ii) his salary is reduced and/or his salary or bonus is not timely paid, (iii) we materially breach the agreement (which is not reasonably cured), or (iv) we are acquired by or involved in a merger of a non-affiliated entity and at least 60% of our total issued and outstanding equity is sold in the transaction, he will receive all accrued and unpaid salary and bonus amounts, a lump severance payment equal to his base salary from the date of termination to July 1, 2008 (which shall not be less than 1.5 times Mr. Billhimer’s base salary), and any bonus amounts that would otherwise be payable from the date of termination to July 1, 2008. In addition, he will continue to participate in all of the benefit plans from the date of termination to July 1, 2008 and will be entitled to his automobile allowance from the date of termination to July 1, 2008.

We have agreed to indemnify Mr. Billhimer from all costs and expenses from liabilities and lawsuits arising from or attributable to his employment, unless such liabilities or lawsuits are a result of gross negligence or willful misconduct by Mr. Billhimer. We have also agreed to obtain directors and officers insurance which will cover Mr. Billhimer during the term of his employment and for two years thereafter.

The following table sets forth the compensation of our highly compensated employees for the year ended December 31, 2004.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation
Joseph Billhimer	2004	$270,000			$4,500	(a)
President and Chief Operating Officer of Premier Entertainment Biloxi LLC; President of Premier Finance Biloxi Corp.	2003	$178,000	$25,000
Robert A. Callaway	2004	$103,846	$1,000
General Counsel

Effective January 24, 2005 the Premier Entertainment Biloxi LLC Operating Agreement was amended to establish a new Class of non-voting membership units for the Company designated as Class C common units and consisting of 100 units. On this same date, sixty-six and two-thirds (66 2/3) of the Class C common units were transferred to Joseph Billhimer.

The Company does not have an employee stock option plan.

(a) Other compensation consists of an automobile allowance as allowed in the employment agreement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2004, certain information regarding the beneficial ownership of our membership interests entitled to vote by its members, its managers and executive officers. Premier Finance Biloxi Corp. is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC.

	Ownership of Membership Interests
		Percentage		Percentage		Percentage
	Number of	Ownership of	Number of	Ownership of	Number of	Ownership of
	Class A	Class A	Class B	Class B	Class A	Class A
	Common	Common	Common	Common	Preferred	Preferred
	Membership	Membership	Membership	Membership	Membership	Membership
Name	Interest	Interests	Interests	Interests	Interests	Interests
GAR, LLC(1)	100	100%	—	—	—	—
AA Capital Biloxi Co-Investment Fund, L.P. and AA Capital Equity Fund, L.P. (2)			100	100%	100	100%

Total	100	100%	100	100%	100	100%

(1)  Messrs. Anderson, Giuffria and Ross (collectively, the “GAR Managers”) are each managing members, principal owners and controlling persons of GAR, LLC (“GAR”) and have shared power to vote or direct their membership interests in us and shared power to dispose or direct the disposition of such membership interests in us. GAR is the beneficial owner of 100 Class A common membership interests, which entitles GAR to elect three of the six members of the Board of Managers and the shared power to dispose or direct the disposition of such membership interest in us. Mr. Anderson, Mr. Giuffria and Mr. Ross may each be deemed the beneficial owner of an aggregate of 100 Class A common membership interests, representing 100% of our outstanding Class A common membership interests. Mr. Keith Wallace is the beneficial owner of 10% of the nonvoting membership interests of GAR, and therefore is the beneficial owner of 10% of our Class A common membership interests. The address of Mr. Ross, Mr. Anderson, Mr. Giuffria, GAR and Mr. Wallace is c/o Premier Entertainment Biloxi LLC, 11400 Reichold Road, Gulfport, Mississippi 39503.

(2)  Messrs. Orecchio and Wall are each managing members and controlling persons of AA Private Equity Investors Management, LLC (“AA Management”), the general partner of each of AA Capital Equity Fund, L.P. (“AA Equity”) and AA Capital Biloxi Co-Investment Fund, L.P. (“AA Biloxi”). As a result, membership interests beneficially owned by each of AA Equity and AA Biloxi are reported as beneficially owned by AA Management, which entitles them to elect three of the six members of our Board of Managers and the shared power to dispose or direct the disposition of such membership interests in us. Mr. Orecchio and Mr. Wall may each be deemed the beneficial owner of an aggregate of 100 of the Class B membership interests. The address of Mr. Orecchio, Mr. Wall, Mr. Friesl and AA Management is 10 South LaSalle Street, Suite 3712, Chicago, Illinois 60603.

Item 13. Certain Relationships and Related Transactions

Roy Anderson, III

Roy Anderson, III is President and Chief Executive Officer of Roy Anderson Corp., our general contractor. Roy Anderson, III is also a member of GAR, LLC, one of our members, and a member of our board of managers. We have entered into a guaranteed maximum price construction contract with Roy Anderson Corp. We believe the terms of this agreement are at arm’s length and are on terms which we could otherwise receive from an unaffiliated third party.   Total payments to the general contractor for the period from the commencement of operations on March 27, 2003 through December 31, 2004 were $27.3 million.

David Ross

David S. Ross is a member of GAR, LLC and a member of our board of managers. David Ross is also the President of Millamax Development Corp. Millamax Development assigned contracts to us for the purchase of certain parcels of land on which the Hard Rock Hotel & Casino Biloxi will be located. We subsequently purchased the land subject to the assigned purchase contracts. We believe the terms of this sale were at arm’s length and were on terms which we could have otherwise received from an unaffiliated third party.

Gregg Giuffria

Gregg R. Giuffria is a member of GAR, LLC and a member of our board of managers. Gregg Giuffria received a fee from Millamax Development for development services rendered to Millamax Development. We believe that the terms of his agreement with Millamax Development had a minimal effect on the terms of our purchase of land from Millamax Development and were on terms which we could have otherwise received from an unaffiliated third party.

Hard Rock Hotel Licensing/The Rank Group Plc

Hard Rock Hotel Licensing, Inc., a subsidiary of The Rank Group Plc, is the owner of the marks that we are licensing under the license agreement. If our license agreement with Hard Rock Hotel Licensing is for some reason terminated, then that termination would trigger an event of default under the investment agreement, and we could be required to prepay, subject to the intercreditor agreement, the junior subordinated note. If The Rank Group uses its position as the parent company of Hard Rock Hotel Licensing to cause Hard Rock Hotel Licensing to terminate the license agreement, we could be required to prepay, subject to the intercreditor agreement, the junior subordinated note to Rank America, Inc., a domestic subsidiary of the Rank Group.

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected Ernst & Young LLP to continue as the independent registered public accounting firm to audit the financial statements of the Company for the year ended December 31, 2005, and to provide certain tax services to the Company.

Audit Fees.  Fees for audit services totaled approximately $79,500 in 2004 and approximately $37,000 in 2003, including fees associated with the annual audit and the review of the Company’s quarterly reports on Form 10-Q.

 Audit-Related Fees.  Fees for audit-related services totaled approximately $42,000 in 2004 and $0 in 2003, including fees associated with the note offering.

Tax Fees.  Fees for tax services, including compliance, tax advice and tax planning have not been negotiated for the year ended 2004.  The Company was formed as a Delaware limited liability company that elected to be treated as a partnership and had no member capital contributions; accordingly, no tax services were provided for the year ended 2003.

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)   Documents Filed as Part of this Report

1.                 Financial Statements

The following financial statements are filed as part of this report under Item 8.  Financial Statements and Supplementary Data:

Premier Entertainment Biloxi LLC

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

Consolidated Statements of Operations and Member’s Deficit for the year ended December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through December 31, 2004

Consolidated Statements of Cash Flows for the year ended December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through and December 31, 2004

Notes to Consolidated Financial Statements

2.                 Financial Statement Schedules

Schedules are omitted because they are not applicable or not required.

3.                 Exhibits

A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

(b)   Reports of Form 8-K filed in the fourth quarter of 2004

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Biloxi, Mississippi, on the 23rd day of March, 2005.

PREMIER ENTERTAINMENT BILOXI LLC

By:	/s/ Joseph L. Billhimer	By:	/s/ Greg Bosarge
Joseph L. Billhimer		Greg Bosarge
President and Chief Operating Officer		Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Premier Entertainment Biloxi LLC in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David S. Ross		March 23, 2005
David S. Ross	Member of Board of Managers

/s/ Roy Anderson, III		March 23, 2005
Roy Anderson, III	Member of Board of Managers

/s/ Gregg R. Giuffria		March 23, 2005
Gregg R. Giuffria	Member of Board of Managers

/s/ John A. Orecchio		March 23, 2005
John A. Orecchio	Member of Board of Managers

/s/ Charles L. Wall, Jr.		March 23, 2005
Charles L. Wall, Jr.	Member of Board of Managers

/s/ Matthew R. Friesl		March 23, 2005
Matthew R. Friesl	Member of Board of Managers

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibits

1.1

Purchase Agreement, dated as of January 15, 2004, among Premier Entertainment Biloxi LLC, Premier Finance Biloxi Corp., Banc of America Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

3.1	Certificate of Formation of Premier Entertainment Biloxi LLC
3.2	Limited Liability Company Agreement of Premier Entertainment Biloxi LLC
3.3	Certificate of Incorporation of Premier Finance Biloxi Corp.
3.4	By-Laws of Premier Finance Biloxi Corp.
3.5	First Amendment to Limited Liability Company Operating Agreement for Premier Entertainment Biloxi LLC
4.1	Indenture, dated as of January 23, 2004, among Premier Entertainment Biloxi, LLC, Premier Finance Biloxi Corp. and U.S. Bank National Association, as trustee
4.2

Registration Rights Agreement, dated as of January 23, 2004, among Premier Entertainment Biloxi, LLC, Premier Finance Biloxi Corp., Banc of America Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

4.3

Cash Collateral and Disbursement Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee, U.S. Bank National Association, as disbursement agent and Professional Associates Construction Services, Inc.

4.4	DTC Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee, and The Depository Trust Company
10.1	Change Order Agreement Number 001 effective November 10,2004 between Premier Entertainment Biloxi LLC and Roy Anderson Corp. (filed originally with 10-Q on November 12, 2004 as Exhibit 10.3)
10.2	Purchase Agreement (Marquee), dated as of August 19, 2004, between Premier Entertainment Biloxi LLC and Kojis and Sons Signs, Inc. (filed originally with 10-Q on September 3, 2004 as Exhibit 10.4)
10.3	Consulting Agreement (Purchasing), dated August 10, 2004 between Premier Entertainment Biloxi LLC and C P Procurement Services, Inc. (filed originally with 10-Q on September 3, 2004 as Exhibit 10.3)
10.4

Lease Agreement (Office), dated as of April 15, 2004, between Premier Entertainment Biloxi LLC, as lessee, and Charles T Harrison Realty Agency, as agent for Medical Plaza, Limited, as lessor (filed originally with 10-Q on September 3, 2004 as Exhibit 10.2)

10.5

Lease Assignment (Lancon), dated as of February 30, 2004, between Premier Entertainment Biloxi LLC, as assignee, and Joe Lancon and Charmaine Lancon, as assignor (filed originally with 10-Q on September 3, 2004 as Exhibit 10.1)

10.6	Investment Agreement, dated as of January 13, 2004, among the Issuers and Rank America, Inc. (includes the $10,000,000 Junior Subordinated Note dated January 23, 2004 issued to Rank America, Inc.)
10.7	Intercreditor Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee, and Rank America, Inc.
10.8	Pledge and Security Agreement, dated as of January 23, 2004, from the Issuers in favor of U.S. Bank National Association, as trustee, for the benefit of the holders of the notes
10.9

Premier Entertainment Biloxi LLC Pledge and Security Agreement (Pledged Equity Interests), dated as of January 23, 2004, among AA Capital Equity Fund, L.P., AA Capital Biloxi Co-Investment Fund, L.P., GAR, LLC and Premier Entertainment Biloxi LLC in favor of U.S. Bank National Association, as trustee, for the benefit of the holders of the notes

10.10	Trust Indenture, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and U.S. Bank National Association
10.11	Bond Purchase Contract, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and Premier Finance Biloxi Corp.
10.12	Loan Agreement, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and Premier Entertainment Biloxi LLC
10.13

Construction Deed of Trust, Leasehold Deed of Trust, Fixture Filing, with Assignment of Leases and Rents and Agreements, dated as of January 23, 2004, made by Premier Entertainment Biloxi LLC in favor of Bull Stratton, as real estate trustee, for the benefit of U.S. Bank National Association, as trustee, for the benefit of the holders of the notes

10.14

Subordination, Nondisturbance and Attornment Agreement, dated as of January 23, 2004, among Premier Entertainment Biloxi LLC, U.S. Bank National Association, as trustee, and Hard Rock Cafe International (STP), Inc., with respect to the Lease Agreement (Cafe Lease)

10.15

Subordination, Nondisturbance and Attornment Agreement, dated as of January 23, 2004, among Premier Entertainment Biloxi LLC, U.S. Bank National Association, as trustee, and Hard Rock Cafe International (STP), Inc., with respect to the Lease Agreement (Retail Store Lease)

10.16

Consent and Acknowledgment Agreement, dated as of January 23, 2004, among Hard Rock Hotel Licensing, Inc., Hard Rock Cafe International (STP), Inc., the Issuers, U.S. Bank National Association, as trustee, for the benefit of the holders of the notes, GAR, LLC, AA Capital Equity Fund, L.P. and AA Capital Biloxi Co-Investment Fund, L.P.

10.17

Consent and Agreement (Owner Contractor Agreement), dated as of January 23, 2004, made by Roy Anderson Corp. and the Issuers in favor of U.S. Bank National Association, as trustee, for the benefit of the holders of the notes

10.18

Consent and Agreement (Architectural Services Agreement), dated as of January 23, 2004, made by Paul Steelman Ltd. and the Issuers in favor of U.S. Bank National Association, as trustee, for the benefit of the holders of the notes

10.19	Tenant Estoppel Certificate (Cafe), dated as of January 23, 2004, between Premier Entertainment Biloxi LLC, as landlord, and Hard Rock Cafe International (STP), Inc., as tenant
10.20	Tenant Estoppel Certificate (Retail Store), dated as of January 23, 2004, between Premier Entertainment Biloxi LLC, as landlord, and Hard Rock Cafe International (STP), Inc., as tenant
10.21	Agreement Between Owner and Contractor, dated as of December 24, 2003, between Premier Entertainment Biloxi LLC and Roy Anderson Corp.
10.22	Abbreviated Standard Form of Agreement Between Owner and Architect, dated as of November 21, 2003, between Premier Entertainment Biloxi LLC and Paul Steelman Ltd.
10.23

Lease and Air Rights Agreement, dated as of November 18, 2003, between the City of Biloxi, Mississippi, a municipal corporation organized and existing under the laws of the State of Mississippi, as landlord, and Premier Entertainment Biloxi LLC, as tenant, as amended

10.24

Public Trust Tidelands Lease, dated as of October 27, 2003, between the Secretary of State, with approval of the Governor, for and on behalf of the State of Mississippi, as lessor, and Premier Entertainment Biloxi LLC, as lessee

10.25

Public Trust Tidelands Lease, dated as of October 27, 2003, between the Secretary of State, with approval of the Governor, for and on behalf of the State of Mississippi, as lessor, and Premier Entertainment Biloxi LLC, as lessee

10.26	License Agreement, dated as of May 15, 2003, between Premier Entertainment Biloxi LLC and Hard Rock Hotel Licensing, Inc.
10.27	Lease Agreement (Cafe), dated as of December 30, 2003, between Premier Entertainment Biloxi LLC, as lessor, and Hard Rock Cafe International (STP), Inc., as lessee
10.28	Lease Agreement (Retail Store), dated as of December 30, 2003, between Premier Entertainment Biloxi LLC, as lessor, and Hard Rock Cafe International (STP), Inc., as lessee
10.29	Commercial Sales and Security Agreement by and among Premier Entertainment Biloxi LLC and International Game Technology dated January 5, 2005
10.30*	Employment Agreement between Premier Entertainment Biloxi LLC and Joseph L. Billhimer dated June 2003
14.1*	Code of Ethics, adopted
21.1	Subsidiaries of the Registrant
31.1*	Chief Operating Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act, as amended
31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act, as amended
32.0*	Section 906 of the Sarbanes-Oxley Act of 2002 Certifications

*Filed Herewith