Form 10-Q
period 2005-03-31
PREMIER ENTERTAINMENT BILOXI LLC; PREMIER FINANCE BILOXI CORP
filed 2005-05-13
CIK 1286382, 1286546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

 (Exact Name of Registrant as specified in Its Charter)

Delaware	Commission file number	20-0495680/20-0495563
(State or Other Jurisdiction of Incorporation or Organization)	333-114339	(IRS Employer Identification No)

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

YES ☐  NO ☒

On May 13, 2005, the registrant had no shares of common stock outstanding.

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(A Development Stage Company)

Index

PART I.	Financial Information

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Condensed Consolidated States of Operations for the Three Months ended March 31, 2005 and 2004 (unaudited) and for the period from commencement of operations on March 27, 2003 through March 31, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and 2004 (unaudited) and for the period from commencement of operations on March 27, 2003 through March 31, 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 5.	Changes in Articles of Incorporation or Bylaws

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits Index

Signatures
Exhibits

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$189,047	$5,215
Government securities - restricted	16,837,390	25,344,412
Prepaid expenses	97,951	40,632
Other current assets	130,316	439,263
Total current assets	17,254,704	25,829,522

Property and equipment, net	113,295,938	90,490,923

Other non-current assets:
Restricted cash	77,544,569	100,267,928
Other assets, net	7,483,023	7,722,795

Total assets	$215,578,234	$224,311,168

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$36,030	108,467
Accounts payable - construction in progress	7,748,405	9,223,737
Accrued interest	4,701,236	8,580,821
Other accrued liabilities	89,643	168,866
Total current liabilities	12,575,314	18,081,891

Long-term debt	168,116,318	168,065,164

Members’ contributed capital	52,775,215	52,775,215
Deficit accumulated during development stage	(17,888,613)	(14,611,102)
Total members’ equity	34,886,602	38,164,113

Total liabilities and members’ equity	$215,578,234	$224,311,168

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period from commencement of
	Three months ended March 31,		operations on March 27,
	2005	2004	2003 through March 31, 2005
	(Unaudited)	(Restated)
Operating Expenses:
Preopening expenses	$1,038,660	$296,499	$3,946,724

Loss from operations	(1,038,660)	(296,499)	(3,946,724)

Other income (expense):
Interest expense	(2,757,298)	(2,687,313)	(16,266,038)
Interest income	518,447	220,596	2,324,149

Total other income (expense)	(2,238,851)	(2,466,717)	(13,941,889)

Net loss	$(3,277,511)	$(2,763,216)	$(17,888,613)

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			commencement of
			operations on March
			27, 2003 through
	Three months ended March 31,		March 31,
	2005	2004	2005
		(Restated)
Operating Activities
Net loss	$(3,277,511)	$(2,763,216)	$(17,888,613)
Depreciation and amortization	30,324	—	96,429
Amortization of deferred financing costs, discount and repayment premium	285,511	447,818	1,755,084
Changes in prepaid assets	(57,319)	—	(537,214)
Changes in other operating assets and liabilities	(6,020,276)	(143,566)	(4,886,569)

Net cash used in operating activities	(9,039,271)	(2,458,964)	(21,460,883)

Investing Activities
Purchases of property, plant and equipment	(22,007,277)	(3,359,089)	(94,001,818)
Purchase of government securities	—	(32,946,442)	(32,946,442)
Sales of government securities	8,507,022	—	16,581,551
Acquisition of intangibles	—	(494,404)	(965,672)
Decrease (Increase) in restricted cash	22,723,358	(135,750,006)	(76,999,524)

Net cash provided by (used in) investing activities	9,223,103	(172,549,941)	(188,331,905)

Financing Activities
Increase in deferred financing costs	—	(7,094,044)	(6,895,020)
Proceeds from long-term debt	—	168,111,046	202,713,590
Capital contribution	—	15,180,810	15,180,810
Change in restricted cash	—	(1,187,281)	(1,017,545)

Net cash provided by (used in) financing activities	—	175,010,531	209,981,835

Net change in cash	183,832	1,626	189,047

Cash at beginning of period	5,215	16,908	—

Cash at end of period	$189,047	$18,534	$189,047

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$8,600,000	$—	$17,582,222
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

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                       Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and the period from the commencement of operations on March 27, 2003 through December 31, 2004 filed with the Securities Exchange Commission in March 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2005 and 2004 and the period from the commencement of operations on March 27, 2003 through March 31, 2005 do not necessarily indicate the results that may be expected for the full year or for the period from commencement of operations through December 31, 2005.  The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004, have been restated to correct an error in the calculation of capitalized interest.

Premier Finance Biloxi Corp. (Premier Finance) was incorporated in October 2003 as a Delaware corporation and is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC (the “Company”). Under Mississippi law, certain expenditures are exempt from sales tax if purchased with the proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation.  Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.  At March 31, 2005, Premier Finance had cash of approximately $300,000 including interest income and a payable to the parent, Premier Entertainment Biloxi LLC for a similar amount.  Premier Finance’s assets and operations are included in the condensed consolidated balance sheet and statements of operations and all significant inter-company balances and transactions have been eliminated.

Going Concern and Management’s Plans

The Company has incurred a loss from operations of $17,888,613 for the period from the commencement of operations on March 27, 2003 through March 31, 2005 and as of March 31, 2005 has not completed construction and opened its hotel and casino operation. Although the Company believes it has raised sufficient capital to construct its casino project, the fact that the project is not complete and the construction risks inherent in such a project may make it unable to complete the project on time and within budget. Once the casino opens, the Company must generate sufficient revenue to cover operating expenses and debt service costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company’s operations and pre-development activities relating to the property have been funded by the Company’s privately placed $160,000,000 in principal amount of 10 ¾% First Mortgage Notes (the “Notes), borrowed $10,000,000 from Rank America Inc. in the form of a junior subordinated note and raised $52,775,215 of members’ equity through conversion of the unpaid principal and accrued interest on the loan and security agreement plus an incremental cash contribution. The Company has entered into agreements to borrow an additional amount to finance the purchase and installation of furniture and equipment prior to opening the project. The commitments due under the debt agreements may reduce the availability of the Company’s cash-flow to fund working capital, capital expenditures, development projects and other general operating requirements which could delay the development and construction of the project. The Company believes it has raised sufficient capital to open; however, in the event that the Company is required to delay the opening of the project, this would materially and adversely affect the Company’s business, financial condition, results of operations, and cash-flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

The consolidated financial statements for the prior year reflect certain reclassifications to conform to the current year presentation.

2.                                       Long-Term Debt and Loan and Security Agreement

On January 23, 2004, the Company issued $160,000,000 aggregate principal amount of Notes due February 1, 2012 in a private placement offering.  The debt outstanding at March 31, 2005 includes an unamortized discount of $1.9 million, which is being amortized over the term of the Notes.  The Notes are senior to all existing and future senior unsecured indebtedness and subordinated up to $30,000,000 of senior secured indebtedness to be incurred to finance the acquisition and installation of furniture, fixtures and equipment.  The Notes are secured by a pledge of the Company’s membership interests and substantially all of the existing and future assets, other than furniture, fixtures and equipment purchased with the proceeds of certain other indebtedness, cash-on-hand and the casino vessels until they have been delivered and the ship mortgages are recorded.  The Notes may be redeemed, in whole or in part, at any time on or after February 1, 2008 at a premium.  In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering.  As of March 31, 2005, the Company had $6.5 million of costs, net of accumulated amortization incurred, in connection with the private placement.  These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt.

Concurrently with the issuance of the Notes, the Company borrowed $10,000,000 in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc.  Also, at this time, AA Capital (consisting of AA Capital Equity Fund L.P. and AA Capital Biloxi Co-Investment Fund L.P.) converted to equity the unpaid principal outstanding under the loan agreement of $34,819,190 plus accrued interest of $2,775,215, and made a cash contribution of $15,180,810 in exchange for 100 Class B common and 100 Class A preferred membership units, resulting in an additional $52,775,215 of members’ equity.

Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually once the Company begins operations of the hotel and casino.  The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid.  The Company is accruing the repayment premium over the term of the junior subordinated note.  In the event of a change of control or if the Hard Rock license agreement is terminated and the project becomes owned, operated or licensed by a Hard Rock competitor, the Company will be required to repay all amounts due under the junior subordinated note agreement.  In addition, the Company may be required to make quarterly mandatory prepayments as calculated under the terms of the junior subordinated note once the Company begins operations of the hotel and casino.

3.                                       Restricted Cash

The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note were deposited into a construction disbursement account, an interest reserve account and a tidelands lease reserve account.  These accounts were pledged to the trustee as security for the Company’s obligations under the Notes.  The funds will be disbursed in accordance with a disbursement agreement (the “Disbursement Agreement”) under concurrence with the disbursement agent, the trustee and the independent construction consultant.  At March 31, 2005, there was $77.5 million in the construction disbursement, the direct disbursement and tidelands lease reserve accounts, which is classified as restricted cash.

4.                                       Government Securities - Restricted

In February 2004, the Company invested $32,946,442 in U.S. Treasury securities in accordance with the Disbursement Agreement. The investment is classified as held to maturity, and is recorded as government securities at its acquisition cost including accrued interest at March 31, 2005.  The investment plus the interest earned will be used to pay the first four interest payments on the Notes as required by the Disbursement Agreement. On August 1, 2004, the Company made its first interest payment on the Notes, of which $8.1 million of the US Treasury securities were used.  On February 1, 2005, the Company made its second interest payment on the Notes, of which $8.6 million of the US Treasury securities were used.

5.                                       Related Party Transactions

A member of GAR LLC (“GAR”) is the President and Chief Executive Officer of the Company’s general contractor.  The Company believes that the terms of the agreement with the contractor are similar to those that could otherwise be received from a third party.  Total payments on the GMP contract for the period from the commencement of operations on March 27, 2003 through March 31, 2005, were $53.2 million of which $40.8 was paid directly to a related party.

GAR is the beneficial owner of 100 Class A common membership interests in Premier Entertainment Biloxi LLC.  This entitles GAR to elect three of the six members of the Board of Managers and the shared power to dispose or direct the disposition of such membership interest in the Company.

In March 2005, the Company entered into change orders with the general contractor totaling approximately $4.2 million. The Company believes that the terms of these change orders with the contractor are similar to terms that could otherwise be received from a third party and will be funded out of contingency funds with no increase to the total project budget.

6.                                       Commitments and Contingencies

On January 5, 2005, the Company entered into a commercial sales and security agreement with International Game Technology (“IGT”) for the financing of up to $15 million for certain gaming devices and gaming systems.

The Company will be purchasing approximately 1,110 slot devices from IGT as well as software licenses and related equipment for the gaming system. In partial consideration of this purchase, IGT will finance the slot devices and gaming system at the “high Wall Street Journal prime lending rate” based on a 60-month amortization payable in thirty-six (36) monthly installments of principal and accrued interest with a balloon payment on the thirty-seventh (37th) month of the outstanding remaining principal. The first payment shall be due thirty (30) days from the date of opening of the casino or no later than ninety (90) days from date of delivery.

On March 30, 2005, the Company entered into change order number 002 and change order number 003 amending the guaranteed maximum price (the “GMP”) with the general contractor totaling $4.2 million.  Change order number 002 is directly related to additional costs associated with change order number 001.  Change order number 003 is related the build out of space that will be leased to Ruth’s Chris Steakhouse.

7.                                       Subsequent Events

On April 19, 2005, the Company, entered into a Commitment Letter for a $10 million Senior Secured Reducing Line of Credit Facility (“Credit Facility”) with Hibernia National Bank (“Lead Arranger”) and ORIX Financial Services, Inc. (“Lender”). The Credit Facility will be secured by a security interest in certain collateral purchased with the Credit Facility.

As set forth in the Commitment Letter, the total term is for a period of sixty-six months with the initial funding period defined as the earlier of six months from the date of the first advance of the initial funding or December 31, 2005 and the secondary funding period defined as the earlier of twelve months following the opening of the Hard Rock Hotel & Casino Biloxi for business to the public or eighteen months from the date of the first advance of the initial funding period.

The Company will have an option to choose at the time of the initial draw the pricing of one, two, three or six month LIBOR plus a margin of 4.25% or the prime rate plus 1.25%.

There are no material relationships between the Company or its affiliates and the Lead Arranger or the Lender other than in respect of the Credit Facility.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on October 18, 2002 and commenced operations on March 27, 2003. There were no assets, liabilities or operations from inception through the commencement of operations. Since our formation, we have been in the development stage. Our activities included applying for certain necessary permits, licenses and regulatory approvals to enable us to construct and manage the operations of the Hard Rock Hotel & Casino Biloxi (the Property), and development activities in connection with the Hard Rock Hotel & Casino Biloxi. We own approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi upon which we are building the Hard Rock Hotel & Casino Biloxi. In addition, we have entered into a 20-year licensing agreement with Hard Rock Hotel Licensing, Inc. under which we were granted the right to use and develop the Hard Rock brand name for our hotel and casino resort. We began construction in January 2004.  As of March 31, 2005, the percentage of construction contract work completed is approximately 72%.  The project is currently on budget and on schedule to open in the third quarter of 2005.

We anticipate the Hard Rock Hotel & Casino Biloxi will be approximately 388,000 square-foot, featuring a casino (with approximately 1,500 slot machines, 50 table games and six poker tables), a 318-room hotel, a Hard Rock Cafe, a Hard Rock Live! entertainment venue, a Hard Rock retail store, a tropical-themed Hard Rock beach pool, restaurants, a full service fitness spa, a top floor lounge, and a parking garage with approximately 1,600 spaces, and various other amenities. We expect to open the Hard Rock Hotel & Casino Biloxi in the third quarter of 2005.

We will feature a Ruth’s Chris Steakhouse, the legendary upscale steakhouse group founded in New Orleans over 40 years ago, located near the entrance to the gaming facility.  Ben & Jerry’s Homemade Ice Cream and Starbucks Coffee Company will be featured in the retail promenade area.

Premier Finance Biloxi Corp. is serving as the co-issuer of the $160.0 million Notes due February 1, 2012 and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing. See “—Liquidity and Capital Resources.”

Results of Operations

We are in the development stage and do not have any historical operating results other than costs incurred in designing and developing the Hard Rock Hotel & Casino Biloxi. For the period from commencement of operations on March 27, 2003 through March 31, 2005, we incurred a total of $17.9 million of net interest expense and non-capitalized design, development and pre-opening expenses in connection with the Hard Rock Hotel & Casino Biloxi. For the same time period, interest expense was $16.3 million. These costs primarily relate to licensing expenses, transaction fees, legal fees, interest expense and organizational costs to prepare us for becoming a gaming enterprise, which the majority represents interest expense. We expect these pre-opening losses to continue and to increase until operations commence with the planned opening of the Hard Rock Hotel and Casino Biloxi in the third quarter of 2005. Our historical operating results will not be indicative of future results because activities previously undertaken have been development stage in nature and planned future activities include the operation of a new gaming facility.

For the three months ended March 31, 2005, pre-opening expenses were $1.0 million compared to the same three months ended March 31, 2004, of $.3 million.  This $.7 million increase in pre-opening expense is related to additional payroll, office rental and other general expenses as we progress closer to opening of the project.

In March 2005, we entered into change order number 002 and change order number 003 amending the GMP. Change order number 002 is directly related to additional costs associated with change order number 001.  Change order number 003 is related the build out of space that will be leased from Ruth’s Chris Steakhouse.

Highlights of change order No. 002 are as follows:

•                  Additional steel for increased structural bracing for durability during storm surges based upon increased new wave load analyses from our Structural Engineer.

•                  Additional steel and finishes associated with the redesign of the Porte Cochere to increase functionality and traffic flow.

•                  Increased labor costs associated with the installation of EIFS.

•                  Additional painting, flooring, and finishes due to increased square footage and additional rooms associated with Change Order Number 001.

Highlights of change order No. 003 are as follows:

•                  The construction costs to prepare approximately 7,500 square feet of space for Ruth’s Chris Steakhouse and is capped at $1 million in cost to the Company.

After taking these change orders into effect, the contingency line item remaining is approximately $4.2 million. We believe these funds plus excess liquidity of approximately $4.6 million is sufficient to complete the Hard Rock Hotel & Casino Biloxi on time and within budget.

Liquidity and Capital Resources

We obtained total debt financing of $170 million less bond discount of $2.1 million, plus a capital contribution of $52.8 million which includes $2.8 million of accrued interest. As of March 31, 2005, the Company has expended approximately $7.6 million for financing costs, $94.0 million for property and equipment, $1.1 million for the purchase of intangibles, $17.6 million in cash interest payments, and $3.9 million on pre-opening expenses. Remaining in the restricted cash and government securities at March 31, 2005 was approximately $94.0 million. The Company has $36.5 million remaining to pay under its GMP contract, $1.5 million in architectural design and permit fees, expects to incur approximately $5.0 million in pre-opening expenses, expects to fund additional interest payments of $17.2 million, expects to incur $41.8 million in FF&E payments and fund operating bankrolls of $3.8 million. With the anticipated $17.1 million FF&E financing, the remaining $5.7 million is expected to be used to fund cash on hand at the time of the casino opening.

We will continue to use the gross proceeds we obtained on January 23, 2004 from the offering of the Notes together with an equity investment from AA Capital of $15.1 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc and $17.1 million in furniture, fixtures and equipment financing to fund the costs associated with the Hard Rock Hotel & Casino Biloxi. The $17.1 million in furniture, fixtures and equipment financing has been secured. The Company currently has approximately $15 million in vendor financing and has entered into a Commitment Letter for a $10 million Senior Secured Reducing Line of Credit Facility.  (See Note 6 and Note 7 above.)  The Company has not drawn any funds from the Line of Credit as of March 31, 2005.

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

At March 31, 2005, Premier Finance Biloxi, Corp. funded consolidated capital expenditures of approximately $17.5 million to qualify for the tax-exempt status.  We expect to save up to $2.0 million in sales tax that we would have otherwise been required to pay in connection with purchasing materials to be used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi. Any such sales tax savings that we are able to realize will reduce the construction costs for the project and will increase our excess liquidity.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles that require our management to make estimates and assumptions that affect reported amounts and related disclosures.   Critical accounting policies and estimates discussed in the Form 10-K for the period ended December 31, 2005, have not changed.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The borrowings in connection with the offering of the Notes and the junior subordinated note from Rank America, Inc. are fixed-rate indebtedness. However, the $10 million Credit Facility and the $15 million vendor financing with IGT will fluctuate and any increase in the prime lending rate or LIBOR will have a negative impact on earnings.  Through March 31, 2005, we had not invested in derivative or foreign currency-based financial instruments.

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

Item 4.           Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out under the supervision and with the participation of our management, including our chief executive officer and our principal accounting and financial officers. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.           Changes in Articles of Incorporation or Bylaws

Effective January 24, 2005 our operating agreement was amended to establish 100 units of Class C common non-voting membership interest, a new Class of interests. On this same date, sixty-six and two-thirds (66 2/3) of the Class C common membership units were granted to Joseph Billhimer, our President and Chief Operating Officer.

Part II.          Other Information

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Commercial Sales and Security Agreement by and among Premier Entertainment Biloxi LLC and International Game Technology dated January 5, 2005.

10.2*	Change Order Agreement Number 002 effective March 30, 2005 between Premier Entertainment Biloxi LLC and Roy Anderson Corp.

10.3*	Change Order Agreement Number 003 effective March 30, 2005 between Premier Entertainment Biloxi LLC and Roy Anderson Corp.

10.4*	Commitment Letter by and among Premier Entertainment Biloxi LLC and Hibernia National Bank and ORIX Financial Services dated April 19, 2005

31.1	Chief Operating Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Operating Officer and Chief Financial Officer.

*Previously Filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ENTERTAINMENT BILOXI LLC
(Registrant)

Date: May 13, 2005	/s/	Gregory J. Bosarge
Gregory J Bosarge
Vice President and Chief Financial Officer