Form 10-Q
period 2005-09-30
PREMIER ENTERTAINMENT BILOXI LLC; PREMIER FINANCE BILOXI CORP
filed 2005-11-14
CIK 1286382, 1286546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

777 Beach Boulevard

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

YES ☐  NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

YES ☐  NO ☒

On November 14, 2005, the registrant had no shares of common stock outstanding.

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(A Development Stage Company)

Index

PART I.	Financial Information

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2005 and 2004 (unaudited) and for the period from commencement of operations on March 27, 2003 through September 30, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004 (unaudited) and for the period from commencement of operations on March 27, 2003 through September 30, 2005 (unaudited)

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

Signatures

Exhibits

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash	$4,982,435	$5,215
Government securities - restricted	8,366,981	25,344,412
Accounts receivable	151,704	439,263
Prepaid expenses	2,307,427	40,632
Other current assets	28,600	—
Total current assets	15,837,147	25,829,522

Property and equipment, net of impairment charge	94,526,786	90,490,923

Other non-current assets:
Restricted cash	21,456,373	100,267,928
Accounts receivable - insurance	92,947,513	—
Other assets, net	6,636,856	7,722,795

Total assets	$231,404,675	$224,311,168

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,161,005	$108,467
Accounts payable - construction in progress	14,489,415	9,223,737
Accrued interest	5,770,851	8,580,821
Notes payable - current	171,023	—
Other accrued liabilities	1,998,218	168,866
Total current liabilities	38,843,226	18,081,891

Long-term debt	182,554,810	168,065,164

Members’ contributed capital	52,775,215	52,775,215
Deficit accumulated during development stage	(29,515,863)	(14,611,102)
Total members’ equity	23,259,352	38,164,113

Total liabilities and members’ equity	$231,404,675	$224,311,168

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from commencement of operations on March 27, 2003
	2005	2004	2005	2004	through Sept. 30, 2005

Preopening expenses	$6,289,820	$483,524	$8,574,214	$1,238,001	$11,416,174
Writedowns	97,977,513	—	97,977,513	—	97,977,513
Insurance recoveries	(97,947,513)	—	(97,947,513)	—	(97,947,513)
Depreciation and amortization	122,129	15,416	186,827	42,771	252,933

Loss from operations	(6,441,949)	(498,940)	(8,791,041)	(1,280,772)	$(11,699,107)

Other income (expense):
Interest expense	(2,900,760)	(3,820,296)	(7,219,727)	(10,234,737)	(20,728,467)
Interest income	170,174	459,847	1,106,008	1,126,679	2,911,711

Total other expense	(2,730,587)	(3,360,449)	(6,113,719)	(9,108,058)	(17,816,755)

Net loss	$(9,172,536)	$(3,859,389)	$(14,904,760)	$(10,388,830)	$(29,515,863)

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from commencement of operations on March 27, 2003
	2005	2004	through Sept. 30, 2005

Operating activities
Net loss	$(14,904,760)	$(10,388,830)	$(29,515,863)
Depreciation and amortization	186,827	42,771	252,933
Amortization of deferred financing costs, discount and repayment premium	877,860	1,002,375	2,347,433
Writedowns	97,977,513	—	97,977,513
Insurance recoveries	(97,947,513)	—	(97,947,513)
Changes in prepaid assets	(3,566,536)	—	(4,046,431)
Changes in other operating assets and liabilities	(987,927)	775,426	1,288,303

Net cash used in operating activities	(18,364,536)	(8,568,258)	(29,643,625)

Investing activities
Purchases of property, plant and equipment	(73,627,229)	(29,095,715)	(145,621,770)
Purchase of government securities	—	(32,946,442)	(32,946,442)
Sales of government securities	16,977,431	(443,777)	25,051,960
Acquisition of intangibles	—	8,074,529	(965,672)
Decrease (increase) in restricted cash	78,811,555	(113,170,714)	(20,911,327)

Net cash provided by (used in) investing activities	22,161,757	(167,582,119)	(175,393,251)

Financing activities
Increase in deferred financing costs	(70,000)	(6,105,890)	(8,107,543)
Increase in line of credit	1,250,000	—	1,250,000
Proceeds from long-term debt	—	168,111,046	202,019,312
Capital contribution	—	15,180,810	15,180,810
Change in restricted cash	—	(1,038,175)	(1,017,545)

Net cash provided by financing activities	1,180,000	176,147,791	210,019,312

Net change in cash	4,977,220	(2,586)	4,982,435

Cash at beginning of period	5,215	16,908	—

Cash at end of period	$4,982,435	$14,322	$4,982,435

Supplemental disclosure of cash flow information:

Cash paid during the period for: Interest	$17,200,000	$8,982,222	$26,182,222

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine months ended September 30,		Period from commencement of operations on March 27, 2003
	2005	2004	through Sept. 30, 2005

Supplemental schedule of non-cash investing and financing activities:

Construction costs funded through accounts payable	$14,489,415	$2,954,520	$14,489,415

Purchase of property, plant and equipment funded through notes payable	$13,252,714	$—	$13,252,714

During the nine months ended September 30, 2004, AA Capital converted to equity the unpaid principal outstanding under the loan and security agreement of $34,819,190 plus accrued interest of $2,775,216, and made a cash contribution of $15,180,810 resulting in additional member’s equity of $52,775,216.

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Unaudited Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and the period from the commencement of operations on March 27, 2003 through December 31, 2004 filed with the Securities Exchange Commission in March 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  The results of operations for the three months ended and nine months ended September 30, 2005 and 2004 and the period from the commencement of operations on March 27, 2003 through September 30, 2005 do not necessarily indicate the results that may be expected for the full year through December 31, 2005.  The condensed consolidated statements of operations for nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004, have been restated to correct an error in the calculation of capitalized interest.

Premier Finance Biloxi Corp. (“Premier Finance”) was incorporated in October 2003 as a Delaware corporation and is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC (the “Company”). Under Mississippi law, certain expenditures are exempt from sales tax if purchased with the proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation.  Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.  At September 30, 2005, Premier Finance had cash of approximately $4,900 and a payable to the parent, Premier Entertainment Biloxi LLC for a similar amount.  Premier Finance’s assets and operations are included in the condensed consolidated balance sheets and statements of operations and all significant inter-company balances and transactions have been eliminated.

Going Concern and Management’s Plans

The Company has incurred a loss from operations of $29.5 million for the period from the commencement of operations on March 27, 2003 through September 30, 2005.  After receiving all required Mississippi Gaming Commission approvals on August 25, 2005 and a Temporary Certificate of Occupancy on August 26, 2005, the Mississippi Gaming Commission ordered the Hard Rock Hotel & Casino Biloxi to temporarily cease operations on August 28, 2005 in anticipation of Hurricane Katrina and in conjunction with the mandatory evacuation ordered by the Harrison County Department of Civil Defense. On August 29, 2005, Hurricane Katrina directly impacted the property, causing the Company to immediately suspend operations.  The Company is working closely with its insurance carriers to settle its claim and has settled with its primary insurance carrier for the full $25.0 million insurance policy (see Note 3). Although the Company believes it has sufficient insurance proceeds to repair the damage caused by Hurricane Katrina and reconstruct its casino, the construction risks inherent in such a project may make it unable to complete the project on time and within budget. Once the casino reopens, the Company must generate sufficient revenue to cover operating expenses and debt service costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company’s operations and pre-development activities relating to the property have been funded by the $160.0 million in principal amount of 10 ¾% First Mortgage Notes (the “Notes”), $10.0 million from Rank America Inc. in the form of a junior subordinated note, $52.8 million of members’ equity through conversion of the unpaid principal and accrued interest on the loan and security agreement plus an incremental cash contribution, $13.3 million  from a financing agreement with a slot machine vendor and $1.3 million drawn on a line of credit (See Note 7). The commitments due under these debt agreements may reduce the availability of the Company’s cash-flow to fund working capital, capital expenditures, development projects and other general operating requirements which could delay the redevelopment of the project. The Company believes it has sufficient insurance proceeds to reconstruct its casino project; however, if the Company suffers delay in its reconstruction efforts, this would materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company has made estimates regarding the actual value of property and equipment that was destroyed during Hurricane Katrina as well as the amount of insurance proceeds it expects to receive.  Actual results could differ from those estimates.

Reclassification

The consolidated financial statements for the prior year reflect certain reclassifications to conform to the current year presentation.

2.             Government Securities - Restricted

In February 2004, the Company invested $32.9 million in U.S. Treasury securities in accordance with the Disbursement Agreement with U.S. Bank as disbursement agent. The investment is classified as held to maturity, and is recorded as government securities at its acquisition cost including accrued interest at September 30, 2005.  The investment plus the interest earned will be used to pay the first four interest payments on the Notes as required by the Disbursement Agreement. The Company has made three interest payments on the Notes as required. As of September 30, 2005, the balance in this account was $8.4 million.

3.             Hurricane Katrina

On August 29, 2005, the Company’s casino was destroyed and the casino related facilities, low-rise building, hotel tower and parking garage sustained significant damage as a result of Hurricane Katrina.  The Company believes all damages sustained at Hard Rock Hotel & Casino Biloxi are covered under a “Weather Catastrophe Occurrence,” as defined in the primary coverage policy and that the full $181.5 million limit of the policies is available to restore the property to its condition immediately preceding Hurricane Katrina. The Company has a 3.0% deductible on its coverage, but purchased three separate additional insurance policies to reduce the Company’s liability related to this deductible to a de minimus sum.  The Company believes that its total exposure for its deductible expense is anticipated to be no more than $30,000.

As of August 15, 2005, the Company possessed a comprehensive blanket policy providing $181.5 million in coverage for real and personal property, including business interruption coverage.  The insurance is comprised of a $25.0 million primary layer underwritten by Industrial Risk Insurers, a second $25.0 million layer underwritten by several insurance carriers, and a third excess layer comprised of $131.5 million underwritten by several insurance carriers.  The syndicated coverage is spread over twelve different insurance carriers, each with an A.M. Best Rating of A (Excellent) or better.

It is expected that insurance will cover the repair or replacement of the Company’s assets that suffered loss or damage and certain operating expenses including a profit margin.  The Company is currently working with its construction experts to determine the cost of replacing the property and equipment destroyed by the hurricane.  The estimate of the damage is a preliminary estimate subject to change as clean-up and recovery efforts continue and the Company has a better understanding of the full extent of the damage.  At the present time, the Company believes that the full replacement cost will be recovered from its insurance carriers.  As such, as of September 30, 2005, the Company recorded a receivable of $92.9 million due from the insurance carriers that is made up of the following components:

September 30,
2005

Property and equipment	$96,039,300
Inventory and other assets	1,938,213
$97,977,513
Less: deductible	30,000
Less: proceeds received	5,000,000
$92,947,513

Property and Equipment Loss

The Company continues to work closely with its insurance carriers and their claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and losses it suffered.  Based on current estimates of damaged property of $96.0 million, the insurance proceeds are expected to equal or exceed the net book value of the impacted assets. There can be no assurance that they will all agree with the Company’s view or that the Company will obtain all of these insurance proceeds.  The Company has received $5.0 million in insurance proceeds as of September 30, 2005.

Business Interruption Insurance Recoveries

The Company’s insurance policies also provide coverage for interruption to the Company’s business including lost profits.  The policies reimburse the Company for other expenses and costs it has incurred relating to the damages and losses suffered.  Because the Company’s insurance policies are not segregated between coverage for property loss and coverage for business interruption and because the insurance carrier’s practice to date has been to issue insurance proceeds without segregating insurance proceeds between property loss and business interruption, the recovery of actual business interruption expenses incurred will be recorded in the accompanying consolidated statements of operations in the line item “Insurance recoveries” when the Company believes it is probable that it will recover the full amount of the insurance policies.  The business interruption insurance proceeds relate to the closing of the Hard Rock Hotel & Casino Biloxi from August 28, 2005 until reconstruction is complete due to Hurricane Katrina.

Inventory and Other Intangible Assets Writedowns

In connection with Hurricane Katrina, the Company recorded a writedown of $1.9 million in inventory and intangible assets related to a leasehold contract, capitalized legal fees and other costs incurred to complete a traffic study in order to acquire its gaming license and the installation of the Hard Rock Café International memorabilia.

4.             Restricted Cash

The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note were deposited into a construction disbursement account, an interest reserve account and a tidelands lease reserve account pursuant to the Disbursement Agreement.  The insurance proceeds from Hurricane Katrina (see Note 3) were also deposited into a restricted cash account.  These accounts were pledged to the trustee as security for the Company’s obligations under the Notes.  The funds will be disbursed in accordance with a disbursement agreement (the “Disbursement Agreement”).  At September 30, 2005, the following are classified as restricted cash:

September 30,
2005

Construction disbursement	$14,419,072
Direct disbursement	4,954
Tidelands lease reserve	1,032,347
Certificate of deposit	1,000,000
Insurance proceeds	5,000,000
Restricted cash	$21,456,373

5.             Notes Payable, Long-Term Debt and Loan and Security Agreement

Long-term debt consisted of the following which are more fully described below:

	September 30,	December 31,
	2005	2004

10 3/4% First Mortgage Notes due 2012, net	$158,190,449	$158,048,094
15% Junior Subordinated Note due 2012, net	10,032,669	10,017,070
Variable rate IGT note payable	13,252,715	—
Variable rate Senior Secured Reducing Line of Credit Facility	1,250,000	—
	$182,725,833	$168,065,164
Less: current portion	(171,023)	—
	$182,554,810	$168,065,164

10 3/4% First Mortgage Notes due 2012

On January 23, 2004, the Company issued $160.0 million of 10 3/4% First Mortgage Notes due February 1, 2012 in a private placement offering which were subsequently exchanged in an exchange offer registered on Form S-4. The debt outstanding at September 30, 2005 includes an unamortized discount of $1.8 million, which is being amortized over the term of the Notes. The Notes are senior to all existing and future senior unsecured indebtedness, but are subordinated up to $30.0 million of senior secured indebtedness incurred to finance the acquisition and installation of furniture, fixtures and equipment. The Notes are secured by a pledge of the Company’s membership interests and substantially all of the existing and future assets, other than furniture, fixtures and equipment purchased with the proceeds of certain other indebtedness, and cash-on-hand.  Interest on the Notes is payable semiannually on each February 1 and August 1 through maturity. The Notes may be redeemed, in whole or in part, at any time on or after February 1, 2008 at a premium. In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering.  As of September 30, 2005, the Company had $6.1 million of costs, net of accumulated amortization incurred, in connection with the private placement.  These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt.

The Notes contain covenants.  As of September 30, 2005, the Company was in compliance with the covenants contained in the Notes.

15% Junior Subordinated Note due 2012

Concurrently with the issuance of the Notes, the Company borrowed $10.0 million in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc.  Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually.  If the Company had remained open as planned, the first interest payment would have been due on February 1, 2006.  As a result of Hurricane Katrina, the Company was ordered to shut down operations by the Mississippi Gaming Commission.  Therefore, the Company is currently working with the noteholder to clarify the re-opening date in order to determine when interest payments will be due.  The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid.  The Company is accruing the repayment premium over the term of the junior subordinated note.  In the event of a change of control or if the Hard Rock license agreement is terminated and the project becomes owned, operated or licensed by a Hard Rock competitor, the Company will be required to repay all amounts due under the junior subordinated note agreement.  In addition, the Company may be required to make quarterly mandatory prepayments as calculated under the terms of the junior subordinated note once the Company reopens the hotel and casino after reconstruction from the Hurricane Katrina damage.

IGT Note Payable

On January 5, 2005, the Company entered into a Commercial Sales and Security Agreement with International Game Technology (“IGT”) for the financing of certain gaming devices and gaming systems. Pursuant to the agreement, the Company purchased approximately 1,100 slot devices from IGT as well as software licenses and related equipment for the gaming system. Under the IGT agreement, interest accrues at the “high Wall Street Journal prime lending rate” (6.75% at September 30, 2005) and payments are based on a 60-month amortization payable in thirty-six (36) monthly installments of principal and accrued interest with a balloon payment on the thirty-seventh (37th) month of the outstanding remaining principal. The first payment shall be due thirty (30) days from the date of opening or no later than ninety (90) days from date of delivery.  As of September 30, 2005, the Company has received $13.3 million in respect to the gaming devices and has recorded a note payable. Since the majority of the assets purchased under this financing agreement were destroyed during Hurricane Katrina and although not contractually due, the Company intends to pay off the note with the proceeds from insurance.

Senior Secured Reducing Line of Credit Facility

On April 19, 2005, the Company, entered into a Commitment Letter for a $10.0 million Senior Secured Reducing Line of Credit Facility (“Credit Facility”) with Hibernia National Bank (“Lead Arranger”) and ORIX Financial Services, Inc. (“Lender”). The Credit Facility will be secured by a security interest in certain collateral purchased by the Company.  As set forth in the Commitment Letter, the total term is for a period of sixty-six months with the initial funding period through December 31, 2005 and the secondary funding period defined as the earlier of twelve months following the opening of the Hard Rock Hotel & Casino Biloxi for business to the public or March 26, 2007. The Company will have an option to choose at the time of the initial draw the pricing of one, two, three or six month LIBOR plus a margin of 4.25% or the prime rate plus 1.25%.There are no material relationships between the Company or its affiliates and the Lead Arranger or the Lender other than in respect of the Credit Facility.

As of September 30, 2005, $1.3 million has been drawn against this Credit Facility. The remaining undrawn $8.7 million may be available for funding if adequate collateral is available.  Interest on the Credit Facility accrues at the rate of 4.25% at September 30, 2005. During the initial funding period through December 31, 2005, the Company makes monthly payments of accrued interest based on the outstanding balance of the Credit Facility. On December 31, 2005, the outstanding balance of the Credit Facility will be converted into a fully amortizing, five year term loan (“Initial Term Loan”).  The Company will repay the Initial Term Loan over twenty (20) quarters by remitting fixed principal payments plus accrued interest. During the secondary funding period, the Company will make monthly payments of accrued interest based on the outstanding balance of the Credit Facility. Upon the earlier of the expiration of the secondary funding period or the aggregate funding of the Credit Facility, the outstanding balance will be converted to a term loan that will amortize over sixteen (16) quarters. The Company will remit scheduled fixed quarterly principal payments plus accrued interest.

Other

On July 1, 2005, an Irrevocable Letter of Credit was issued by The Peoples Bank in the amount of $1.0 million to comply with the terms and conditions of the Licensing Agreement with Hard Rock Hotel Licensing, Inc. by the Company.  The Letter of Credit was secured by a certificate of deposit in the amount of $1.0 million for a term of 90 days and will automatically renew.  The Letter of Credit will be increased to $3.0 million within 90 days following the reopening of the Hard Rock Hotel & Casino Biloxi after reconstruction from the Hurricane Katrina damage.

6.             Related Party Transactions

A member of GAR LLC (“GAR”) is the President and Chief Executive Officer of Roy Anderson Corp., the Company’s general contractor.  The Company believes that the terms of the agreement with the contractor are similar to those that could otherwise be received from a third party.  Total payments on the GMP contract for the period from the commencement of operations on March 27, 2003 through September 30, 2005, were $82.5 million of which $62.3 million was paid directly to a related party.

On September 20, 2005, the Company entered into a new agreement with the Company’s general contractor to provide various services required as a result of the destruction caused by Hurricane Katrina. The Company has agreed to pay the contractor fees equal to cost of services plus four percent.  As the extent of the damage and amount of reconstruction work is uncertain at this stage, the Company is unable to estimate the amounts of fees likely to be incurred under the agreement. There were no payments made under the new agreement through September 30, 2005.

GAR is the beneficial owner of 100 Class A common membership interests in Premier Entertainment Biloxi LLC.  This entitles GAR to elect three of the six members of the Board of Managers and the shared power to dispose or direct the disposition of such membership interest in the Company.

7.             Subsequent Events

The Company has also reached a settlement agreement of $25.0 million with Industrial Risk Insurers regarding the $25.0 million primary layer of insurance that is consistent with the Company’s view that damages sustained are covered under a “Weather Catastrophe Occurrence” as defined in the policies.  Of the $25.0 million settlement agreement, $5.0 million was received in the third quarter of 2005 and the remaining $20.0 million was received during the fourth quarter of 2005.

As of November 14, 2005, the Company remitted to Roy Anderson Corp, a related party, $1.2 million for work performed under the new agreement to remediate damage caused by Hurricane Katrina.

In the middle of October 2005, the Company submitted a construction disbursement request to U.S. Bank as trustee and disbursement agent, dated August 26, 2005, seeking a disbursement for payment of construction expenses incurred prior to Hurricane Katrina in the amount of approximately $11.4 million.  The construction disbursement request, along with the appropriate certifications from the general contractor, the architect and the independent construction consultant, was submitted in compliance with the Disbursement Agreement and in similar form to eighteen other disbursement requests submitted by the Company dating back to February 2004, all of which were funded by U.S. Bank per the disbursement agreement.  Nevertheless, on or about October 19, 2005, U.S. Bank denied this August 2005 construction disbursement request.  This denial was due, in part, to a position taken by an ad hoc committee of noteholders.  The Company does not understand the basis for the denial.

Consequently, due to the unilateral actions of U.S. Bank as trustee and disbursement agent, the Company has been unsuccessful in its attempt to pay various parties, including vendors, the general contractor and subcontractors, for work performed in good faith prior to Hurricane Katrina to construct the Hard Rock Hotel & Casino Biloxi.  In order to protect the Hard Rock Hotel & Casino Biloxi, the Company’s ongoing reconstruction efforts and to prevent liens from being filed against the property, the Company was forced on October 27, 2005 to file a Complaint for Injunctive Relief against U.S. Bank National Association, as trustee and disbursement agent under the Notes, in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi.  The Company is asking the court to enforce the disbursement agreement and order the trustee and disbursement agent to disburse funds due under the properly submitted disbursement request.  A hearing was held on November 8, 2005, at which time the judge suggested the parties meet to resolve their disagreement.  The Company is currently in negotiations with the ad hoc committee of noteholders and the disbursement agent to resolve this disagreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on October 18, 2002 and commenced operations on March 27, 2003. There were no assets, liabilities or operations from inception through the commencement of operations. Since our formation, we have been in the development stage.  Our activities included applying for certain necessary permits, licenses and regulatory approvals to enable us to construct and manage the operations of the Hard Rock Hotel & Casino Biloxi (the “Property”), and development activities in connection with the Hard Rock Hotel & Casino Biloxi. We own approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi upon which we built the Hard Rock Hotel & Casino Biloxi. In addition, we have entered into a 20-year licensing agreement with Hard Rock Hotel Licensing, Inc. under which we were granted the right to use and develop the Hard Rock brand name for our hotel and casino resort.

We began construction of the Property in January 2004.  Construction was complete, and we received all required Mississippi Gaming Commission approvals on August 25, 2005 and a Temporary Certificate of Occupancy on August 26, 2005.  On August 26th, our Ruth’s Chris Steak House restaurant began serving meals.  The Mississippi Gaming Commission ordered the Property to temporarily cease operations on August 28, 2005 in anticipation of Hurricane Katrina and in conjunction with the mandatory evacuation ordered by the Harrison County Department of Civil Defense.  On August 29, 2005, Hurricane Katrina destroyed the casino and damaged the casino related facilities, low-rise building, hotel tower and parking garage causing us to immediately suspend operations.

We believe that the damage sustained at the Property is covered by our insurance.  We believe that we are adequately insured and the insurance proceeds will be used to restore the Property to its condition immediately preceding Hurricane Katrina.  We have started clearing the debris from the Property and have begun reconstruction.  We are currently working with our construction experts to determine the cost of replacing the property and equipment destroyed by the hurricane.  The estimate of the damage is a preliminary estimate subject to change as clean-up and recovery efforts continue and we have a better understanding of the full extent of the damage.  We are evaluating various construction alternatives, including operating a temporary facility and also assessing the ability to operate inside the present facility in light of the recent decision from the Mississippi state legislature that now legalized shore based gaming within eight hundred feet of the mean tide.

The Hard Rock Hotel & Casino Biloxi featured approximately 48,000 square-feet casino (with approximately 1,500 slot machines, 50 table games and six poker tables), a 318-room hotel, a Hard Rock Cafe, a Hard Rock Live! entertainment venue, a Hard Rock retail store, a tropical-themed Hard Rock beach pool, restaurants, a full service fitness spa, a top floor lounge, and a parking garage with approximately 1,600 spaces and off-site employee parking of approximately 300 spaces, and various other amenities.

In the middle of October 2005, we submitted a construction disbursement request to U.S. Bank as trustee and disbursement agent, dated August 26, 2005, seeking a disbursement for payment of construction expenses incurred prior to Hurricane Katrina in the amount of approximately $11.4 million.  On or about October 19, 2005, U.S. bank denied this August 2005 construction disbursement request.  The denial was due, in part, to a position taken by an ad hoc committee of noteholders.  We do not understand the basis for the denial.  In order to protect the Hard Rock Hotel & Casino Biloxi, our ongoing reconstruction efforts and to prevent liens from being filed against the property, we were forced on October 27, 2005 to file a Complaint for Injunctive Relief against U.S. Bank National Association, as trustee and disbursement agent under the Notes, in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi.  A hearing was held on November 8, 2005, at which time the judge suggested the parties meet to resolve their disagreement.  We are currently in negotiations with the ad hoc committee of noteholders and the disbursement agent to resolve this disagreement.

In addition, we featured a Ruth’s Chris Steakhouse, the legendary upscale steakhouse group founded in New Orleans over 40 years ago, located near the entrance to the gaming facility.  Ben & Jerry’s Homemade Ice Cream and Starbucks Coffee Company were featured in the retail promenade area.

Premier Finance Biloxi Corp. is serving as the co-issuer of the $160.0 million Notes due February 1, 2012 and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing. See “—Liquidity and Capital Resources.”

Results of Operations

We are in the development stage as defined by accounting principles in the United States of America and do not have any historical operating results other than costs incurred in designing and developing the Hard Rock Hotel & Casino Biloxi. For the period from commencement of operations on March 27, 2003 through September 30, 2005, we incurred a total of $29.5 million of net interest expense and non-capitalized design, development and pre-opening expenses in connection with the Hard Rock Hotel & Casino Biloxi. For the same time period, interest expense was $20.7 million, interest income was $2.9 million and pre-opening and other expenses were $11.7 million. Pre-opening costs primarily relate to licensing expenses, transaction fees, legal fees, and organizational costs to prepare us for becoming a gaming enterprise. Other expenses include the writedowns, insurance recoveries related to Hurricane Katrina that occurred in the third quarter of 2005 as well as depreciation and amortization.  We expect that future pre-opening expenses will be reimbursed from proceeds from our business interruption insurance policy related to Hurricane Katrina.  These expenses will be reimbursed until we complete reconstruction of the Hard Rock Hotel & Casino Biloxi. Our historical operating results will not be indicative of future results because activities previously undertaken have been development stage in nature and planned future activities include the operation of a new gaming facility.

For the three months ended September 30, 2005, pre-opening expenses were $6.3 million compared to the same three months ended September 30, 2004, of $0.5 million. This $5.8 million increase in pre-opening expense is related to additional payroll, office rental and other general expenses as we opened the Property as well as expenses incurred in the recovery from Hurricane Katrina. Of the $6.3 million in pre-opening expenses, $3.9 million were incurred after Hurricane Katrina impacted our Property on August 29, 2005 and we believe will be reimbursed from the business interruption insurance proceeds.  The business interruption insurance proceeds received for actual expenses incurred will be recorded when we believe it is probable that we will recover the full amount of the insurance policies.  The $98.0 million in writedowns relates to the property and equipment damaged by Hurricane Katrina as well as inventory and other intangible assets.  The $97.9 million in insurance recoveries is the amount due from insurance proceeds related to Hurricane Katrina damaged property and equipment.  Depreciation and amortization expense for the three months ended September 30, 2005 increased $0.1 million over the comparable prior year period as a result of the increased amortization of intangibles as well as the increased depreciation based on the value of assets placed into service. Total interest expense incurred for the three months ended September 30, 2005 and 2004 was $2.9 million and $3.8 million, respectively, of which $2.4 million and $1.5 million, respectively, were capitalized.

For the nine months ended September 30, 2005, pre-opening expenses were $8.6 million compared to the same nine months ended September 30, 2004, of $1.2 million. This $7.4 million increase in pre-opening expenses is related to additional payroll, office rental and other general expenses as we opened the Property as well as expenses incurred in the recovery from Hurricane Katrina. Of the $8.6 million in pre-opening expenses, $3.9 million were incurred after Hurricane Katrina impacted our Property on August 29, 2005 and we believe will be reimbursed from the business interruption insurance proceeds.  The business interruption insurance proceeds received for actual expenses incurred will be recorded when we believe it is probable that we will recover the full amount of the insurance policies.  The $98.0 million in writedowns relates to the property and equipment damaged by Hurricane Katrina as well as inventory and other intangible assets.  The $97.9 million in insurance recoveries is the amount due from insurance proceeds related to Hurricane Katrina damaged property and equipment.  Depreciation and amortization expense for the nine months ended September 30, 2005 increased $0.2 million over the comparable prior year period as a result of the increased amortization of intangibles as well as the increased depreciation based on the value of assets placed into service. Total interest incurred for the nine months ended September 30, 2005 and 2004 was $7.2 million and $10.2 million, respectively, of which $8.1 million and $3.9 million, respectively, were capitalized.

Liquidity and Capital Resources

We obtained total debt financing of $170.0 million less bond discount of $1.8 million, plus a capital contribution of $52.8 million which includes $2.8 million of accrued interest. As of September 30, 2005, the Company has expended cash of approximately $8.1 million for financing costs, $145.6 million for property and equipment, $1.0 million for the purchase of intangibles, $26.2 million in cash interest payments, and $11.4 million on pre-opening expenses, offset by $2.9 million interest income received.  Remaining in the restricted cash and government securities at September 30, 2005 was approximately $29.8 million. The Company has $11.4 million remaining to pay under its GMP contract.

We used the gross proceeds we obtained on January 23, 2004 from the offering of the Notes together with an equity investment from AA Capital of $52.8 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc and $13.3 million in furniture, fixtures and equipment financing to fund the costs associated with the Hard Rock Hotel & Casino Biloxi. We currently have a $10.0 million Senior Secured Reducing Line of Credit Facility.  We have drawn $1.3 million from the Credit Facility as of September 30, 2005.  The remaining undrawn $8.7 million may be available for funding if adequate collateral is available.

On August 29, 2005, we sustained an estimated $98.0 million in property, equipment, inventory and other asset losses at Hard Rock Hotel & Casino Biloxi due to Hurricane Katrina. We believe these damages are covered under our insurance policies and that the insurance proceeds will be sufficient to, amongst other things, rebuild the casino and repair, replace and remediate the related casino facilities with similar quality and features; and clean-up and repair the low-rise building, hotel tower and parking garage to its condition immediately preceding Hurricane Katrina. We are working closely with our insurance carriers and their claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses we suffered.  Based on current estimates, the insurance proceeds are expected to equal or exceed the net book value of the impacted assets.  The estimate of the damage is a preliminary estimate subject to change as clean-up and recovery efforts continue and we have a better understanding of the full extent of the damage.  Should the replacement cost exceed the $98.0 million book value of lost property, equipment, inventory and other assets, we believe that we have sufficient insurance proceeds to fund the difference.  There can be no assurance that the insurance carriers will all agree with our view or that we will obtain all of these insurance proceeds.  We have received $5.0 million in insurance proceeds as of September 30, 2005.

In addition, our insurance policies also provide coverage for interruption to our business including lost profits.  The policies reimburse us for other expenses and costs we have incurred relating to the damages and losses suffered.  We believe these policies will (1) pay debt service requirements under our Notes through the reconstruction period ; (2) pay certain operating costs related to reopening the property, including compensation for senior management and the required fees under the license agreement with Hard Rock Licensing, Inc.; and (3) approximate our estimated income through the reconstruction period.

We believe that the insurance proceeds, along with the funds escrowed in an interest reserve account with the trustee, are sufficient to pay interest payments on February 1, 2006, August 1, 2006 and February 1, 2007. We are currently evaluating financing plans for our reconstruction efforts.  To the extent that the rebuilding program may require the consents of our noteholders, we intend to obtain such approval on a consensual basis.

We believe that the funds provided by the sources described above are expected to be sufficient to design, develop, reconstruct, equip and commence operations of the Hard Rock Hotel & Casino Biloxi; however, there is no assurance that these funds will be sufficient for this purpose.

Following the reconstruction and opening of the Hard Rock Hotel & Casino Biloxi, we expect to fund our business from operating cash flows.

Mississippi Bond Financing.    Mississippi law provides that certain expenditures for materials made in connection with certain economic development projects in the State of Mississippi, including the land-based portion of the Hard Rock Hotel & Casino Biloxi (which includes the hotel tower, the parking garage, the low-rise pavilion and the pool area), are exempt from Mississippi’s sales tax if such expenditures are paid for with proceeds from approved industrial development revenue bonds issued by the Mississippi Business Finance Corporation, (“MBFC”). At September 30, 2005, Premier Finance Biloxi, Corp. funded consolidated capital expenditures of approximately $34.4 million to qualify for the tax-exempt status.  We saved $1.7 million in sales tax that we would have otherwise been required to pay in connection with the purchase of materials used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi. The sales tax savings that we realized reduced the construction costs for the project and increased our excess liquidity.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles that require our management to make estimates and assumptions that affect reported amounts and related disclosures.   Critical accounting policies and estimates discussed in the Form 10-K for the period ended December 31, 2004, have not changed except for the Company’s policy of estimates related to the writedown of property and equipment and the recovery of insurance proceeds.

We recorded the writedown of property and equipment that was destroyed during Hurricane Katrina under the provisions of Financial Accounting Standards Board’s Interpretation 30 (“FIN 30”), Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets an interpretation of APB Opinion No. 29 Accounting for Nonmonetary Transactions.  FIN 30 clarifies the accounting for involuntary conversions of nonmonetary assets (such as property and equipment) to monetary assets (such as insurance proceeds).  Under FIN 30, we recognize a gain or loss when a nonmonetary asset is involuntarily converted to monetary assets even though we reinvest or are obligated to reinvest the monetary assets in replacement nonmonetary assets.

As of result of Hurricane Katrina, our nonmonetary assets were destroyed or damaged in one accounting period, and the amount of monetary assets to be received is not determinable until a subsequent accounting period.  In this case, gain or loss shall be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies.  Contingencies that might result in gains usually are not reflected in the accounts since to do so might be to recognize revenue prior to its realization.

Seasonality

We have very little operating history. We anticipate that activity at the Hard Rock Hotel & Casino Biloxi may be modestly seasonal, with stronger results expected during the second and third quarters due to the relatively higher levels of tourism to the Mississippi Gulf Coast during this time of the year. Results are expected to be lower during the fourth quarter. In addition, our operations may be impacted by adverse weather conditions and fluctuations in the tourism business. Accordingly, our results of operations may fluctuate from quarter to quarter and the results for any one quarter may not be indicative of results for future quarters.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The borrowings in connection with the offering of the Notes and the junior subordinated note from Rank America, Inc. are fixed-rate indebtedness. However, the $10.0 million Credit Facility and the $13.3 million vendor financing with IGT will fluctuate and any increase in the prime lending rate or LIBOR will have a negative impact on earnings.  Through September 30, 2005, we had not invested in derivative or foreign currency-based financial instruments.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 2IE of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forwardlooking statements are also included in the Company’s other periodic reports on Forms l0-K, l0-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the results of the damage from Hurricane Katrina and insurance proceeds available to the Company, (2) the results of the lawsuit filed against the trustee and disbursement agent, (3) the gaming industry is very competitive and increased competition from the legalization or expansion of gaming in Mississippi or Alabama and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability, (4) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned, (5) changes in gaming laws or regulations, (6) changes in federal or state tax laws, (7) changes in the economy, and (8) the additional furniture, fixture, and equipment financing to complete the project and (9) changes in the scope of the project. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Registration Statement on Form S-4 filed effective with the Securities Exchange Commission in July 2004.

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

Item 4.    Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out under the supervision and with the participation of our management, including our chief operating officer and our acting principal accounting and financial officers. Our financial records, computer servers and related software were recovered intact after Hurricane Katrina.  In addition, we were able to retain our key accounting personnel after the hurricane.  Based upon the evaluation, our chief operating officer and our acting chief financial and accounting officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Changes in Articles of Incorporation or Bylaws

None.

Part II.   Other Information

Item 1.    Legal Proceedings

In the middle of October 2005, we submitted a construction disbursement request to U.S. Bank as trustee and disbursement agent, dated August 26, 2005, seeking a disbursement for payment of construction expenses incurred prior to Hurricane Katrina in the amount of approximately $11.4 million.  The construction disbursement request, along with the appropriate certifications from the general contractor, the architect and the independent construction consultant, was submitted in compliance with the disbursement agreement and in similar form to eighteen other disbursement requests we submitted dating back to February 2004, all of which were funded by U.S. Bank per the disbursement agreement.  Nevertheless, on or about October 19, 2005, U.S. bank denied this August 2005 construction disbursement request.  This denial was due, in part, to a position taken by an ad hoc committee of noteholders.  We do not understand the basis for the denial.

Consequently, due to the unilateral actions of U.S. Bank as trustee and disbursement agent, we have been unsuccessful in our attempt to pay various parties, including vendors, the general contractor and subcontractors, for work performed in good faith prior to Hurricane Katrina to construct the Hard Rock Hotel & Casino Biloxi.  In order to protect the Hard Rock Hotel & Casino Biloxi, our ongoing reconstruction efforts and to prevent liens from being filed against the property, we were forced on October 27, 2005 to file a Complaint for Injunctive Relief against U.S. Bank National Association, as trustee and disbursement agent under the $160.0 million 10 ¾% First Mortgage Notes due 2012, in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi.  We are asking the court to enforce the disbursement agreement and order the trustee and disbursement agent to disburse funds due under the properly submitted disbursement request. A hearing was held on November 8, 2005, at which time the judge suggested the parties meet to resolve their disagreement.  We are currently in negotiations with the ad hoc committee of noteholders and the disbursement agent to resolve this disagreement.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1*	Commitment Letter by and among Premier Entertainment Biloxi LLC and Hibernia National Bank and ORIX Financial Services dated April 19, 2005.

10.2*	Letter of Credit issued by The Peoples Bank on July 1, 2005.

10.3*	Agreement between the Company and Roy Anderson Corporation, dated September 20, 2005.

31	Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously Filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ENTERTAINMENT BILOXI LLC
(Registrant)

Date: November 14, 2005	/s/ / Joseph L. Billhimer
Joseph L. Billhimer
Chief Operating Officer and acting chief financial officer/chief accounting officer