Form 10-Q
period 2006-03-31
PREMIER ENTERTAINMENT BILOXI LLC; PREMIER FINANCE BILOXI CORP
filed 2006-05-12
CIK 1286382, 1286546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM      TO


                             COMMISSION FILE NUMBER
                                   333-114339


                        PREMIER ENTERTAINMENT BILOXI LLC
                                       AND
                          PREMIER FINANCE BILOXI CORP.
             (Exact Name of Registrant as specified in Its Charter)


            DELAWARE                                  20-0495680/20-0495563
(State or Other Jurisdiction of                 (IRS Employer Identification No)
 Incorporation or Organization)

                               777 BEACH BOULEVARD
                                BILOXI, MS 39530
          (Address, including zip code, or Principal Executive Offices)


                                 (228) 374-7625
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [x]   NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                 YES [ ]  NO [x]

The equity securities of Premier Entertainment Biloxi LLC are not publicly traded and are all owned by affiliates. The equity securities of Premier Finance Biloxi Corp. are not publicly traded and are all owned by Premier Entertainment Biloxi LLC. There is no established public trading market for these securities. On May 12, 2006, there were 1,000 shares of common stock of Premier Finance Biloxi Corp. outstanding and held by Premier Entertainment Biloxi LLC.

                        PREMIER ENTERTAINMENT BILOXI LLC
                                       AND
                          PREMIER FINANCE BILOXI CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited)
                 and December 31, 2005..................................................................4
              Condensed Consolidated Statements of Operations for the Three Months ended
                 March 31, 2006 and 2005 (unaudited) and for the period from commencement of operations on March 27, 2003 through March 31, 2006 (unaudited).....................5
              Condensed Consolidated Statements of Cash Flows for the Three Months ended
                 March 31, 2006 and 2005 (unaudited) and for the period from commencement of operations on March 27, 2003 through March 31, 2006 (unaudited).....................6
              Notes to Condensed Consolidated Financial Statements (unaudited)..........................8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...............................19

Item 4.       Controls and Procedures..................................................................20


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................20

Item 1A.      Risk Factors.............................................................................21

Item 6.       Exhibits Index...........................................................................22

Signatures
Exhibits


                        PREMIER ENTERTAINMENT BILOXI LLC
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,          DECEMBER 31,
                                                                      2006                 2005
                                                               -------------------  ------------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash                                                       $         452,860    $      1,747,004
     Government securities - restricted                                         -           8,332,711
     Accounts receivable                                                   74,043             163,005
     Prepaid insurance                                                    661,155             932,636
     Prepaid expenses - other                                             884,276             586,944
     Other current assets                                                  23,600              23,600
                                                               -------------------  ------------------
          Total current assets                                          2,095,934          11,785,900

Property and equipment, net of writedown                               95,659,773          95,556,418

Other non-current assets:
     Restricted cash                                                   59,230,831          34,191,301
     Insurance receivable                                              73,973,809          92,877,100
     Other assets, net                                                  6,127,343           6,486,277
                                                               -------------------  ------------------
Total assets                                                    $     237,087,690    $    240,896,996
                                                               ===================  ==================

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                           $       7,688,056    $      7,003,665
     Accounts payable - construction in progress                       10,903,042          10,594,649
     Accrued interest                                                   3,812,081           8,326,097
     Other accrued liabilities                                          3,816,112           3,725,252
     Notes payable                                                    158,292,084         158,240,569
     Current maturities of long-term debt                               3,379,875           2,741,735
                                                               -------------------  ------------------
          Total current liabilities                                   187,891,250         190,631,967

Long-term debt, less current maturities                                24,143,670          23,840,450

Members' contributed capital                                           52,775,215          52,775,215
Deficit accumulated during development stage                          (27,722,445)        (26,350,636)
                                                               -------------------  ------------------
     Total members' equity                                             25,052,770          26,424,579
                                                               -------------------  ------------------
Total liabilities and members' equity                           $     237,087,690    $    240,896,996
                                                               ===================  ==================

 See the accompanying notes to the condensed consolidated financial statements.

                        PREMIER ENTERTAINMENT BILOXI LLC
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               Period from
                                                                                             commencement of
                                                                                              operations on
                                                  Three Months Ended March 31,               March 27, 2003
                                                   2006                 2005             through March 31, 2006
                                             ------------------  -------------------  -----------------------------

 Preopening expenses                          $        930,956    $       1,008,336       $             10,326,268
 Hurricane-related expenses:
    Preopening expenses - business
       interruption                                  1,703,359                    -                      8,464,827
    Property and equipment writedowns                    3,508                    -                     96,172,782
    Other hurricane-related expenses                   208,758                    -                      9,344,954
                                             ------------------  -------------------  -----------------------------
                                                     1,915,625                    -                    113,982,563
 Insurance recoveries                               (1,915,625)                   -                   (113,793,563)
 Depreciation and amortization                         207,781               30,324                        656,702
                                             ------------------  -------------------  -----------------------------
 Loss from operations                               (1,138,737)          (1,038,660)                   (11,171,970)

 Other income (expense):
 Interest expense                                   (5,334,918)          (2,757,298)                   (31,351,659)
 Interest income                                       116,763              518,447                      3,166,938
 Insurance recoveries - interest                     4,985,084                    -                     11,634,246
                                             ------------------  -------------------  -----------------------------
 Total other income (expense)                         (233,071)          (2,238,851)                   (16,550,475)
                                             ------------------  -------------------  -----------------------------
 Net loss                                     $     (1,371,808)   $      (3,277,511)      $            (27,722,445)
                                             ==================  ===================  =============================



 See the accompanying notes to the condensed consolidated financial statements.

                        PREMIER ENTERTAINMENT BILOXI LLC
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 Period from
                                                                                                               commencement of
                                                                                                                operations on
                                                                     Three Months Ended March 31,              March 27, 2003
                                                                      2006                 2005            through March 31, 2006
                                                                 -----------------------------------       ----------------------
Operating activities
Net loss                                                          $ (1,371,808)        $ (3,277,511)            $ (27,722,445)
      Depreciation and amortization                                    207,781               30,324                   656,702
      Amortization of deferred financing costs, discount                                                                    -
         and repayment premium                                         292,255              285,511                 2,940,745
      Property and equipment writedowns                                  3,508                    -                96,172,782
       Other hurricane-related writedowns                                    -                    -                   638,473
      Insurance recoveries                                          (6,900,709)                   -              (125,427,809)
      Changes in prepaid assets                                        (25,852)             (57,319)               (1,984,694)
      Changes in other operating assets and liabilities             (2,716,111)          (6,020,276)                4,113,822
                                                                 --------------       --------------           ---------------

           Net cash used in operating activities                   (10,510,936)          (9,039,271)              (50,612,424)

Investing activities
      Purchases of property and equipment                                    -          (22,007,277)             (151,245,579)
      Insurance recoveries received                                 25,804,000                    -                51,454,000
      Purchases of government securities                                     -                    -               (32,946,442)
      Sales of government securities                                 8,332,711            8,507,022                33,451,651
      Acquisition of intangibles                                             -                    -                  (965,671)
      Change in restricted cash                                    (25,039,530)          22,723,358               (58,718,496)
                                                                 --------------       --------------           ---------------

           Net cash provided by (used in) investing activities       9,097,181            9,223,103              (158,970,537)

Financing activities
      (Increase) decrease in deferred financing costs                  119,611                    -                (8,091,034)
      Increase in line of credit                                             -                    -                 1,250,000
      Proceeds from long-term debt                                           -                    -               202,713,590
      Capital contribution                                                   -                    -                15,180,810
      Change in restricted cash                                              -                    -                (1,017,545)
                                                                 --------------       --------------           ---------------

           Net cash provided by financing activities                   119,611                    -               210,035,821

Net change in cash                                                  (1,294,144)             183,832                   452,860

Cash at beginning of period                                          1,747,004                5,215                         -
                                                                 --------------       --------------           ---------------

Cash at end of period                                             $    452,860         $    189,047             $     452,860
                                                                 ==============       ==============           ===============


                        PREMIER ENTERTAINMENT BILOXI LLC
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)



                                                                                                                  Period from
                                                                                                                commencement of
                                                                                                                 operations on
                                                                           Three Months Ended March 31,           March 27, 2003
                                                                               2006           2005           through March 31, 2006
                                                                           ----------------------------      ----------------------
 Supplemental schedule of non-cash investing and financing activities:

       Construction costs funded through accounts payable                   $ 308,393      $ 1,475,332            $ 10,903,042

       Purchase of property and equipment funded
          through notes payable                                             $       -      $         -            $ 14,120,932




 See the accompanying notes to the condensed consolidated financial statements.

                        PREMIER ENTERTAINMENT BILOXI LLC
                                       AND
                          PREMIER FINANCE BILOXI CORP.
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and 2004 and the period from the commencement of operations on March 27, 2003 through December 31, 2005 filed with the Securities Exchange Commission in April 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 and 2005 and for the period from the commencement of operations on March 27, 2003 through March 31, 2006 do not necessarily indicate the results that may be expected for the full year through December 31, 2006.

Premier Entertainment Biloxi LLC, a Delaware limited liability company, ("Premier Entertainment" or the "Company") is a development stage company and was established to own, construct and manage the operations of the Hard Rock Hotel & Casino Biloxi ( "Hard Rock Biloxi"). The personal liability of the members and officers of the Company is limited to the maximum amount permitted under the laws of the state of Delaware.

Premier Finance Biloxi Corp. ("Premier Finance") was incorporated in October 2003 as a Delaware corporation and is a wholly-owned subsidiary of Premier Entertainment. Under Mississippi law, certain expenditures are exempt from sales tax if purchased with the proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation. Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Premier Entertainment and its subsidiary, Premier Finance, and have been prepared by the Company's management in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC").

The Company has incurred a loss from operations of $27.7 million for the period from the commencement of operations on March 27, 2003 through March 31, 2006. Construction of the property was completed on-time and on-budget in August 2005. However, on August 29, 2005, the Company's casino was destroyed and the casino related facilities, low-rise building, hotel tower and parking garage sustained significant damage as a result of Hurricane Katrina.

On August 15, 2005, the Company purchased a comprehensive blanket insurance policy providing up to $181.3 million in coverage for damage to real and personal property, including business interruption coverage. The insurance is comprised of a $25.0 million primary layer underwritten by Industrial Risk Insurers, a $25.0 million first excess layer underwritten by several insurance carriers, and a second excess layer comprising $131.3 million underwritten by several insurance carriers. The syndicated coverage is spread over twelve different insurance carriers. The Company has a 3.0% deductible on its coverage, but purchased three additional insurance policies to reduce the Company's liability related to this deductible. The Company believes that total exposure for its deductible expense is anticipated to be no more than $80,000. The Company believes all damages sustained at Hard Rock Biloxi, including business interruption costs, are covered under a "Weather Catastrophe Occurrence" ("WCO"), as defined in the primary coverage policy and that the full $181.3 million limit of the policies is available to restore the property similar to its condition immediately preceding Hurricane Katrina.

The $25.0 million primary layer of coverage and the $25.0 million first excess layer have been settled for the full amount of coverage; $46.0 million has been paid into a restricted account (see Note 3). With respect to the second excess layer, the Company has successfully negotiated a settlement of $66.1 million for $72.1 million face amount of coverage; however, the Company is not in a position to finalize the settlement with the insurance companies without the approval of the trustee and disbursement agent of the 10 3/4% First Mortgage Notes due 2012 ("the Notes"). The trustee and disbursement agent has yet to provide such approval. Offers have been received from the five carriers in the remainder of the second excess layer ($59.2 million face amount of coverage) for $27.7 million. The Company has rejected these offers as it believes these carriers are liable for the full amount of their coverage under a WCO. As a result, the Company has filed litigation against these five carriers. The Company has also recovered $5.4 million under certain deductible buy-down policies; these proceeds have also been deposited with the trustee and disbursement agent.

On September 1, 2005 the Company engaged Roy Anderson Corp. ("Roy Anderson") to begin clearing the debris from the property and perform substantial remediation; however, remediation, debris removal and reconstruction efforts were halted as U.S. Bank National Association, in its capacity as trustee and disbursement agent for the Notes, denied the Company's disbursement request for payment of construction expenses incurred prior to Hurricane Katrina, as well as the request to access insurance proceeds received for the purpose of remediation, debris removal, and reconstruction. On February 22, 2006, the trustee and disbursement agent agreed to disburse limited insurance proceeds for the payment of certain costs and expenses related to protecting and maintaining the Hard Rock Biloxi and the pursuit of the collection of insurance claims arising from damages caused by Hurricane Katrina. However, the Company continues to have a significant working capital deficit and has been unsuccessful in its attempt to pay various parties, including vendors, the general contractor and subcontractors, for construction work performed prior to Hurricane Katrina due to the trustee and disbursement agent's denial of those disbursement requests.

During 2005, the Company commenced litigation against the trustee and disbursement agent for the Notes for their failure to release the requested funds. The Company and the trustee and disbursement agent have agreed to defer all litigation activity including discovery until June 15, 2006.

The Company believes that its insurance coverage is adequate to reconstruct Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina, and may also be sufficient to cover interest and expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina, assuming the insurance proceeds are received in a favorable and timely manner. However, due to our current inability to access the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the second excess layer of coverage, both the amount and timing of receipt of the insurance proceeds is uncertain. As a result, the Company may not be able to restore Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina without new financing.

The Company has estimated that the cost of debris removal and replacing the property and equipment destroyed by Hurricane Katrina will be approximately $121.0 million and will take approximately fourteen to sixteen months to fully reconstruct once reconstruction begins. Interest payments under the Notes during this reconstruction period are estimated to be approximately $20.0 million to $22.3 million and preopening expenses are estimated to be approximately $17.0 million to $19.0 million. In the aggregate, these costs range from $158.0 million to $162.3 million.

Management continues to operate at significantly reduced operating costs, pursue the remediation process in order to mitigate further deterioration of the property, and seek full settlement of the remaining insurance coverage. However, there can be no assurance that the amount of insurance proceeds ultimately received and the timing of their receipt will be sufficient to carry out the Company's plans or that the Company's plans can be accomplished without other support. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

CHANGE OF CONTROL

On April 25, 2006, LUK-Ranch Entertainment, LLC, ("LRE") and an indirect subsidiary of Leucadia National Corporation ("Leucadia"), indirectly acquired a controlling interest in the Company by making a capital contribution to GAR, LLC, ("GAR"), owners of 100% of the class A Common Units of the Company. GAR used this capital contribution to acquire one-hundred percent (100%) of the equity interest held by AA Capital Equity Fund, L.P., and AA Capital Biloxi Co-Investment Fund, L.P., ("AA Investment", with AA Investment and AA Capital, together, "AA") in the Company. These interests consist of one-hundred percent (100%) of the issued and outstanding Class A Preferred Units of the Company and one-hundred percent (100%) of the Class B Common Units of the Company for an aggregate cash purchase price of $89 million.

The acquisition was made upon receipt of Mississippi Gaming Commission approval of the acquisition of control, pursuant to a Unit Purchase Agreement by and among GAR, AA, Leucadia, and HRHC Holdings, LLC dated as of April 6, 2006. Pursuant to the agreement, GAR acquired all of AA's equity interest in the Company, which, when added to GAR's existing equity interest in the Company, represents 98% of the common equity of the Company on a fully diluted basis and 100% of the voting equity of the Company (the "Transaction"). LRE funded GAR's acquisition of AA's equity interest in the Company by purchasing (i) 100% of the Class B Common Units of GAR, representing approximately 45% of the total common units of GAR and (ii) 100% of the Class A Preferred Units of GAR (approximately $75.7 million at April 25, 2006), representing 100% of the preferred units in GAR for aggregate cash consideration of $89 million. Under the terms of the GAR operating agreement, LRE controls the Board of Managers of GAR and, as a result, under the Company's operating agreement, LRE controls the board of managers of the Company. The interests in the Company acquired by GAR from AA will continue to be subject to the Pledge and Security Agreement, dated January 23, 2004, among the Company, GAR, AA and U.S. Bank National Association, as are the interests in the Company held by GAR prior to consummation of the acquisition. As a result of this $89 million investment, LRE has effectively purchased 44% of the fully diluted common equity of the Company and approximately $75.7 million principal amount of the Company's 17% preferred equity.

As a result of the consummation of the Transaction, on May 5, 2006, BHR, a wholly owned indirect subsidiary of Leucadia, commenced a tender offer (the "Offer") for all of the outstanding $160 million principal amount of the Notes at a price equal to 101% of the par value of the Notes, plus accrued and unpaid interest to the date of payment. The tender offer, which is currently scheduled to expire at noon on June 9, 2006, is intended to satisfy the Company's obligation under the indenture to make such an offer as a result of the occurrence of a change of control as defined in the indenture. In connection with the Offer, GAR has agreed to pay BHR a fee of $2 million, which will be paid in accordance with the provisions of the indenture and only to the extent distributions from the Company are available to GAR for such purpose.

The Company is in discussions with the trustee and disbursement agent regarding the release of the insurance proceeds currently held by the trustee. If successful, the Company plans to use the insurance proceeds to immediately begin reconstruction of Hard Rock Biloxi. In addition, Leucadia has agreed to provide up to $50 million in construction cost financing to Roy Anderson on behalf of the Company, subject to the receipt of a satisfactory security interest in the newly created accounts receivable of Roy Anderson, should settlement of the remainder of the second excess layer of coverage not be accomplished in a timely manner or be insufficient to cover such costs.

Upon consummation of the Transaction, the AA-designated members of the Company's Board of Managers, Charles L. Wall, Jr., John A. Orecchio and Matthew R. Friesl, resigned from their positions with the Company, and Ian M. Cumming, Joseph S. Steinberg, Lawrence S. Hershfield and Joseph O'Connor, designees of LRE and Leucadia, were appointed to the Board of Managers by GAR. Ian M. Cumming is the Chairman of the Board of Leucadia, Joseph S. Steinberg is a Director and President of Leucadia, Joseph O'Connor is an employee of Leucadia and Lawrence
S. Hershfield is Chief Executive Officer of Ranch Capital, LLC. No determination has been made as to the committees of the Board of Managers, if any, on which the new managers will serve.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used in preparing the financial statements that require management judgment include the estimated amount of insurance recoveries, the replacement cost of the Company's property damaged by Hurricane Katrina and the operating costs and interest which will be incurred during the reconstruction period. Actual results could differ significantly from those estimates.

RECLASSIFICATIONS

The consolidated financial statements for the prior year reflect certain reclassifications to conform to the current year presentation. Reclassifications affecting the consolidated balance sheet as of December 31, 2005 include a decrease in current maturities of long-term debt and a corresponding increase in long-term debt of $1.1 million. Such reclassifications consistently present current maturities of long term debt for all periods presented.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increase the value or extend the useful life of the asset. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

                                  Estimated Useful Life
                                  ---------------------

Building                                35 years
Furniture, fixtures and equipment       5-10 years

The Company has included in the statements of operations depreciation expense related to office space and equipment that was placed in service after Hurricane Katrina.

In accordance with SFAS No. 34, Capitalization of Interest Cost ("SFAS No. 34"), the Company capitalizes the interest cost associated with major development and construction projects as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of outstanding borrowings. Capitalization of interest starts when construction activities, as defined in SFAS No. 34, begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period. Accordingly, the Company suspended the capitalization of interest after Hurricane Katrina.

LONG-LIVED ASSETS

Long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset's physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, is based on an estimate of discounted cash flows. The Company has included an impairment charge in its statement of operations for the year ended December 31, 2005, because of the damage caused by Hurricane Katrina. (See Note 4.)

INTANGIBLE ASSETS

The Company has a license agreement with Hard Rock Hotel Licensing, Inc., which provides for an initial term of twenty years and the option to renew for two successive 10-year terms, under which the Company has the exclusive right to use and develop the "Hard Rock" brand name in connection with a hotel and casino resort in Biloxi, Mississippi. As consideration for the licensed rights as provided in the license agreement, the Company paid a one-time territory fee of $500,000. This cost was capitalized and is recorded as other assets on the balance sheet and is being amortized over a 20-year period that began in September 2005.

DEFERRED FINANCING COSTS AND DEBT DISCOUNT

The costs of issuing long-term debt are capitalized as other assets and, along with the original issue discount, are amortized over the term of the related debt. In the event the related debt is redeemed prior to its original term the unamortized portion of these costs and any remaining unamortized debt discount will be expensed as of the date of such redemption.

SELF-INSURANCE

The Company is self-insured for employee medical insurance coverage up to an individual stop loss of $15,000. Self-insurance liabilities are estimated based on the Company's claims experience and are included in accrued liabilities on the consolidated balance sheets.

PREOPENING COSTS

Preopening costs are expensed as incurred, consistent with Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). Expenses incurred include payroll and payroll related expenses, marketing expenses, office rental, outside services, and other expenses related to the start-up phase of operations.

INCOME TAXES

The Company was formed as a Delaware limited liability company and has elected to be treated as a partnership for income tax purposes; accordingly, any tax related to the Company's income is the obligation of its members and no federal or state income tax provision has been recorded in the Company's financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, the Company adopted the provision of FASB Statement No. 123(R), Share-Based Payment, which is a revision of SFAS 123 and supersedes APB Opinion No. 25. The effect of adopting these new standards had no effect on the Company's accounting for its 2004 Membership Interest Appreciation Rights Plan which allow for the receipt of an award based on the increase in value of the Company. The fair market value of these rights at March 31, 2006 continues to be zero; therefore no liability has been recognized for the outstanding awards.


2.  GOVERNMENT SECURITIES - RESTRICTED

In February 2004, the Company invested $32.9 million in U.S. Treasury securities in accordance with the Disbursement Agreement with U.S. Bank as disbursement agent. The investment was classified as held to maturity, and was recorded as government securities at its acquisition cost including accrued interest. The investment plus the interest earned were designated to be used to pay the first four interest payments on the Notes as required by the Disbursement Agreement. The Company used the balance in this account of $8.3 million at December 31, 2005 to pay the February 1, 2006 interest payment on the Notes as required.


3.  RESTRICTED CASH

The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note were deposited into a construction disbursement account and a tidelands lease reserve account pursuant to the disbursement agreement. At March 31, 2006, the balance in these accounts was approximately $8.4 million. The insurance proceeds related to Hurricane Katrina totaling $51.4 million were also deposited into a restricted cash account, of which $1.0 million was released to pay professional fees on behalf of the noteholders and $0.7 was released to pay minimal operating costs of the Company for the purpose of protecting the asset and pursuing the insurance recoveries. These accounts are pledged to the trustee and disbursement agent as security for the Company's obligations under the Notes, and can only be released to the Company in accordance with the disbursement agreement. The Company also has a $1.0 million certificate of deposit which is pledged as security for the Company's obligations under the Hard Rock license agreement. In the accompanying consolidated balance sheets, restricted cash is classified as non-current as it is primarily designated for the reconstruction of property and purchases of equipment. Restricted cash includes the following:


                                                   MARCH 31,            DECEMBER 31,
                                                     2006                  2005
                                               ------------------   -------------------
Construction disbursement                        $     7,396,396      $      7,563,614
Interest reserve                                           8,028                     -
Tidelands lease reserve                                1,038,506             1,035,440
Insurance proceeds                                    49,787,901            24,577,870
                                               ------------------   -------------------
     Cash restricted by the Notes                     58,230,831            33,176,924

Certificate of deposit restricted by
   the Hard Rock license agreement                     1,000,000             1,014,377
                                               ------------------   -------------------
     Total restricted cash                       $    59,230,831      $     34,191,301
                                               ==================   ===================

On April 7, 2006, the trustee and disbursement agent released $471,844 from the construction disbursement account which the Company paid to Roy Anderson as a progress payment on the contract between the Company and Roy Anderson dated March 2, 2006.

On April 28, 2006, the trustee and disbursement agent advanced to the Company $361,568 to pay the anticipated monthly costs related to maintaining the property to mitigate further loss and costs related to the collection and prosecution of Hurricane Katrina insurance claims.

4.  INSURANCE RECEIVABLE

As more fully discussed in Note 1, the Company believes that all property damage sustained at the Hard Rock Biloxi including business interruption costs are covered by its insurance policy. As of March 31, 2006, the Company had incurred property and equipment losses, other hurricane-related expenses and additional preopening expenses including interest on the Notes and the Company's other borrowings totaling $125.6 million. Due to the uncertainties regarding the amount of the insurance recovery, the Company has limited the recorded insurance recovery to the costs it has incurred to date less the policy deductible and non-recoverable costs. The insurance receivable of $74.0 million is made up of the following components:

                                                        MARCH 31,            DECEMBER 31,
                                                          2006                   2005
                                                   -------------------    ------------------
Property and equipment writedown                     $     96,172,782       $    96,169,274
Other hurricane-related expenses                            9,344,954             9,136,196
Preopening expenses - business
   interruption                                             8,464,827             6,761,468
Interest - business interruption                           11,634,246             6,649,162
                                                          125,616,809           118,716,100
Less:  deductible and nonrecoverable costs                    189,000               189,000
Less:  proceeds received                                   51,454,000            25,650,000
                                                   -------------------    ------------------
     Insurance receivable                            $     73,973,809       $    92,877,100
                                                   ===================    ==================


5.  LONG-TERM DEBT AND LOAN AND SECURITY AGREEMENT

Long-term debt consists of the following:

                                                          MARCH 31,          DECEMBER 31,
                                                            2006                 2005
                                                     ------------------   ------------------
10 3/4% First Mortgage Notes due 2012, net            $    158,292,084     $    158,240,569
15% Junior Subordinated Note due 2012, net                  13,402,613           12,461,253
Variable rate IGT note payable                              12,870,932           12,870,932
Variable rate Senior Secured Reducing
   Line of Credit Facility                                   1,250,000            1,250,000
                                                     ------------------   ------------------
                                                           185,815,629          184,822,754
Less:  notes payable current                               158,292,084          158,240,569
Less:  current maturities                                    3,379,875            2,741,735
                                                     ------------------   ------------------
     Long-term debt                                   $     24,143,670     $     23,840,450
                                                     ==================   ==================

10 3/4% FIRST MORTGAGE NOTES DUE 2012

On January 23, 2004, the Company issued $160.0 million of 10 3/4% First Mortgage Notes due February 1, 2012 in a private placement offering which were subsequently exchanged in an exchange offer registered on Form S-4. The debt outstanding at March 31, 2006 is net of an unamortized discount of $1.7 million, which is being amortized over the term of the Notes. In the event the Notes are redeemed prior to their original term the unamortized portion of this discount will be expensed as of the date of such redemption. The Notes are senior to all existing and future senior unsecured indebtedness, but are subordinated to $14.1 million of senior secured indebtedness incurred to finance the acquisition and installation of furniture, fixtures and equipment. The Notes are secured by a pledge of the Company's membership interests and substantially all of the existing and future assets, except for assets securing certain other indebtedness. In addition, the trustee and disbursement agent is named as a loss payee on behalf of the noteholders under the Company's blanket insurance policies.

Interest on the Notes is payable semiannually on each February 1 and August 1 through maturity. The Notes may be redeemed, in whole or in part, at any time on or after February 1, 2008 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:


                  YEAR                           PERCENTAGE
                 ------------------------      --------------

                 2008                              105.38%
                 2009                              102.69%
                  2010 and thereafter              100.00%


In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering. As of March 31, 2006, the Company had recorded deferred financing costs totaling $5.5 million, net of accumulated amortization, which were incurred in connection with the private placement. These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt. In the event the related debt is redeemed prior to its original term the unamortized portion of these costs will be expensed as of the date of such redemption.

Under the indenture, in an Event of Loss arising from a storm such as Hurricane Katrina, the Company is required to make an Event of Loss Offer to the extent it receives certain net loss proceeds under its insurance policy. Once the Company receives the specified level of insurance proceeds, it is required under the terms of the indenture to offer to all holders of the Notes an opportunity to redeem the maximum principal amount of Notes that may be purchased out of the Net Loss Proceeds. In the accompanying consolidated balance sheets, the Notes are classified as current as the Event of Loss Offer will be made in 2006.

As discussed in Note 1, BHR, a wholly owned subsidiary of Leucadia, commenced a tender offer for the Notes on May 5, 2006. The tender offer, which expires at noon on June 9, 2006, is intended to satisfy the Company's obligation under the indenture to make such an offer as a result of the occurrence of a change of control as defined in the indenture.

The Notes contain certain covenants. As of March 31, 2006, the Company believes it is in compliance with these covenants; however, on January 6, 2006, the Company received a notice from the trustee and disbursement agent relating to its Notes that an Event of Default, as defined in the indenture, has occurred because of an alleged failure of the Hard Rock Biloxi to be operating by the time specified in the indenture (December 31, 2005). Further, the trustee and disbursement agent alleges that an additional Event of Default may also occur pursuant to the Event of Loss criteria specified in the indenture. On January 6, 2006, the Company responded via a letter to the trustee and disbursement agent that it disagrees with the trustee and disbursement agent that any Event of Default has occurred. Further, the letter noted that the trustee and disbursement agent has no right to declare an Event of Default pursuant to the Event of Loss criteria. In addition, the Company noted to the trustee and disbursement agent that certain of its assertions are subject to litigation in the United States District Court for the Southern District of Mississippi, Southern Division. In March 2006, the Company signed a litigation deferral agreement with the trustee and disbursement agent that defers all litigation activity including discovery with respect to the 2005 lawsuits initiated by the Company until April 15, 2006. This deferral agreement was subsequently extended by both parties until June 15, 2006.

15% JUNIOR SUBORDINATED NOTE DUE 2012

Concurrently with the issuance of the Notes, the Company borrowed $10.0 million in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc. Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually. If the Company had opened as planned, the first interest payment would have been due on February 1, 2006. Accrued interest at each semi annual interest payment date prior to opening is added to the principal balance. The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid; such premium is being accrued over the term of the junior subordinated note. Under the change of control event as described in Note 1 or should the Hard Rock license agreement be terminated and the project become owned, operated or licensed by a Hard Rock competitor, the Company may be required to repay all amounts due under the junior subordinated note agreement. In addition, the Company may be required to make mandatory quarterly prepayments as calculated under the terms of the junior subordinated note once the Company opens the hotel and casino after reconstruction. On April 25, 2006, Rank America sold the junior subordinated note to LRE. As of May 12, 2006, LRE has not required the Company to prepay the junior subordinated note as a result of the change of control event. Therefore the note is classified as long term in the accompanying consolidated balance sheets.

The junior subordinated note contains covenants that are different and, in some instances, more restrictive than those covenants in the indenture governing the Company's Notes. If there is a default under the junior subordinated note, then there will be a default under the Notes. Although the Company entered into an intercreditor agreement limiting the junior subordinated noteholder's rights to payment under the junior subordinated note, the Company may not have sufficient proceeds to pay its debt obligations under the Notes if there is a default under the junior subordinated note.

IGT NOTE PAYABLE

On January 5, 2005, the Company entered into a Commercial Sales and Security Agreement with International Game Technology ("IGT") for the financing of certain gaming devices and gaming systems. Pursuant to the agreement, the Company purchased approximately 1,100 slot devices from IGT as well as software licenses and related equipment for the gaming system. Under the IGT agreement, interest accrues at the "high Wall Street Journal prime lending rate" (7.25% at March 31, 2006) and payments are based on a 60-month amortization payable in thirty-six monthly installments of principal and accrued interest with the balance due on the thirty-seventh month (November, 2008). IGT is named as a loss payee under the Company's blanket insurance policies.

SENIOR SECURED REDUCING LINE OF CREDIT FACILITY

On April 19, 2005, the Company, entered into a Commitment Letter for a $10.0 million Senior Secured Reducing Line of Credit Facility with Hibernia National Bank and ORIX Financial Services, Inc. (the "Credit Facility"). The Credit Facility is secured by a security interest in certain collateral purchased by the Company and the lenders are named as a loss payee under the Company's blanket insurance policies. The Credit Facility has a term of sixty-six months that includes an initial funding period that ended on December 31, 2005 and a secondary funding period ending on the earlier of twelve months following the opening of the Hard Rock Biloxi for business to the public or February 26, 2007. The Company will have an option to choose at the time of the initial draw the pricing of one, two, three or six month LIBOR plus a margin of 4.25% or the prime rate plus 1.25%.

As of March 31, 2006, $1.3 million has been drawn against this Credit Facility. Interest on the Credit Facility accrued at the rate of 9.06% at March 31, 2006. On December 31, 2005, the outstanding balance of the Credit Facility was converted into a fully amortizing, five year term loan due December 31, 2010, that requires quarterly payments of principal and interest. The remaining undrawn $8.7 million may be available for funding if adequate collateral is available. During the secondary funding period, the Company will make monthly payments of accrued interest based on the outstanding balance of the Credit Facility. Upon the earlier of the expiration of the secondary funding period or the aggregate funding of the Credit Facility, the outstanding balance will be converted to a term loan that will amortize over sixteen (16) quarters. The Company will remit scheduled fixed quarterly principal payments plus accrued interest.

OTHER

On July 1, 2005, the Company obtained an Irrevocable Letter of Credit from The Peoples Bank in favor of Hard Rock Hotel Licensing, Inc. in the amount of $1.0 million to comply with the terms and conditions of the Licensing Agreement with Hard Rock Hotel Licensing, Inc. The Letter of Credit is secured by a certificate of deposit in the amount of $1.0 million for a term of 90 days and will automatically renew. The Letter of Credit will be increased to $3.0 million within 90 days following the opening of the Hard Rock Biloxi after reconstruction.


6.  RELATED PARTY TRANSACTIONS

A member of GAR is the President and Chief Executive Officer of Roy Anderson, the Company's general contractor. The Company believes that the terms of the agreement with the contractor are similar to those that could otherwise be received from a third party. Total payments pursuant to this agreement for the period from the commencement of operations on March 27, 2003 through March 31, 2006 were $87.2 million, of which $67.0 million was paid directly to the GAR member. The work was completed in August 2005, and $1.8 million is outstanding and reflected in accounts payable - construction in progress in the consolidated balance sheets.

On September 20, 2005, the Company entered into a new $7.0 million agreement with Roy Anderson to provide various services required as a result of the destruction caused by Hurricane Katrina. Total payments under this contract through March 31, 2006 were $1.2 million; $5.8 million is outstanding and reflected in accounts payable in the consolidated balance sheets.

On March 2, 2006, the Company entered into an agreement with Roy Anderson to provide additional services at the property required as a result of the damage caused by Hurricane Katrina. The services under the March 2, 2006 agreement include the installation of infill panels and/or temporary walls on the lower levels of the property, the installation of temporary and/or permanent doors at all exit stairs, and various mechanical repairs to restore the supply of conditioned air to the lower levels. These services which also include certain demolition as needed to allow for the wall construction. These services are intended to maintain the integrity of the property and to protect the building from further deterioration. The Company has agreed to pay Roy Anderson the cost of the work performed plus a contractor's fee in an amount that shall not exceed the guaranteed maximum price of $1.4 million. The work is expected to be completed no later than May 31, 2006. At March 31, 2006, $0.5 million is outstanding and reflected in accounts payable in the March 31, 2006 balance sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were formed on October 18, 2002 and commenced operations on March 27, 2003. There were no assets, liabilities or operations from inception through the commencement of operations. Since our formation, we have been in the development stage. Our activities included applying for certain necessary permits, licenses and regulatory approvals to enable us to own, construct and manage the operations of and engage in development activities for the Hard Rock Hotel & Casino Biloxi. We also purchased approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi to build the Hard Rock Biloxi. In addition, we have entered into a 20-year licensing agreement with Hard Rock Hotel Licensing, Inc. under which we were granted the right to use and develop the Hard Rock brand name for our hotel and casino resort. We began construction in January 2004.

Construction of Hard Rock Biloxi was completed on-time and on-budget in August 2005. On August 29, 2005, Hurricane Katrina destroyed the casino and damaged related facilities, the low-rise building, hotel tower and parking garage. We believe all damage sustained at the property is covered by our insurance. We believe that our insurance coverage is adequate to reconstruct Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina, and may also be sufficient to cover interest and expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent Hurricane Katrina, assuming that the insurance proceeds are received in a favorable and timely manner. However, due to our current inability to access the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the second excess layer of coverage, both the amount and timing of receipt of the insurance proceeds is uncertain. As a result, the Company may not be able to restore Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina without new financing.

We have estimated that the cost of debris removal and replacing the property and equipment destroyed by Hurricane Katrina will be approximately $121.0 million and will take approximately fourteen to sixteen months to fully reconstruct once reconstruction begins. Interest payments under the Notes during this reconstruction period are estimated to be approximately $20.0 million to $22.3 million and preopening expenses are estimated to be approximately $17.0 million to $19.0 million. In the aggregate, these costs range from $158.0 million to $162.3 million.


RESULTS OF OPERATIONS

We are in the development stage and do not have any historical operating results other than costs incurred in designing and developing Hard Rock Biloxi. For the period from commencement of operations on March 27, 2003 through March 31, 2006, we incurred a net loss of $27.7 million, which reflects preopening expenses of $18.8 million, depreciation and amortization expenses of $0.7 million and net interest expense of $28.2 million, partially offset by recognized insurance recoveries and related interest of $125.6 million. As a result of Hurricane Katrina, we recorded an impairment charge of $96.2 million for property and equipment that was destroyed or damaged as well as 9.3 million in other hurricane-related expenses. The preopening costs primarily relate to payroll, utilities, insurance premiums, licensing expenses, transaction fees, legal fees and organizational costs to prepare us for becoming a gaming enterprise. We expect these losses to continue until operations commence. Our historical operating results will not be indicative of future operating results because we plan to operate a new gaming facility in the future.

For the three months ended March 31, 2006, pre-opening expenses were $2.6 million compared to $1.0 million for the three months ended March 31, 2005. This $1.6 million increase in pre-opening expenses is related to payroll and other general administrative expenses, fees associated with the Hard Rock license, utilities, and professional fees associated with on-going efforts to settle insurance claims and resolve issues with the trustee and disbursement agent. A business interruption receivable for $1.7 million for actual expenses incurred has been recorded. Depreciation and amortization expense for the three months ended March 31, 2006 increased $0.2 million over the comparable prior year period as a result of the increased amortization of intangibles and more depreciable assets placed into service. Total interest expense incurred for the three months ended March 31, 2006 and 2005 was $5.2 million and $4.5 million, respectively, of which $0.0 million and $2.3 million, respectively, were capitalized.


LIQUIDITY AND CAPITAL RESOURCES

For the period from commencement of operations on March 27, 2003 through March 31, 2006, we used cash for operating activities of $50.6 million. We also used cash for investing activities of $159.0 million, principally to purchase and develop property and equipment and to purchase government securities. Other cash resources include $59.2 million of cash; however, such funds along with the insurance receivable are restricted by the Notes and the Hard Rock license agreement. We have a significant working capital deficit.

We used the gross proceeds we obtained from the offering of the Notes, the equity investment from AA Capital of $52.8 million, the junior subordinated note of $10.0 million from Rank America and $14.1 million in furniture, fixtures and equipment financing to fund the costs associated with the original construction of Hard Rock Biloxi. We currently have a $10.0 million Credit Facility, of which $1.3 million has been drawn as of March 31, 2006. The remaining undrawn $8.7 million may be available to the Company for funding if adequate collateral is available. The Notes are classified as a current liability on the consolidated balance sheets as we expect to make an Event of Loss offer to purchase the Notes as required by the terms of the indenture.

On August 29, 2005, we sustained an estimated $105.5 million in property, equipment, inventory and other asset losses at Hard Rock Biloxi due to Hurricane Katrina. The estimate of the damage is a preliminary estimate subject to change as clean-up and recovery efforts continue and we obtain a better understanding of the full extent of the damage. We believe that all property damage including business interruption costs are covered by our insurance policy. The $25.0 million primary layer of coverage and the $25.0 million first excess layer have been settled for the full amount of coverage; $46.0 million has been paid into a restricted account. With respect to the second excess layer, we have successfully negotiated a settlement of $66.1 million for $72.1 million face amount of coverage; however, the Company is not in a position to finalize the settlement with the insurance companies without the approval of the trustee and disbursement agent under the Notes. The trustee and disbursement agent has yet to provide such approval. Offers have been received from the five carriers in the remainder of the second excess layer ($59.2 million face amount of coverage) for $27.7 million. The Company has rejected these offers as it believes these carriers are liable for the full amount of their coverage under a WCO. As a result, the Company has filed litigation against these five carriers. The Company has also recovered $5.4 million under certain deductible buy-down policies; these proceeds have also been deposited with the trustee and disbursement agent.

We believe that our insurance coverage is adequate to reconstruct Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina, and may be sufficient to cover interest and expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina, assuming the insurance proceeds are received in a timely manner. However, due to our current inability to access the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the second excess layer of coverage, both the timing and amount of receipt of the insurance proceeds is uncertain. As a result, the Company may not be able to restore Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina without new financing.

Under the indenture governing the Notes, in an Event of Loss such as Hurricane Katrina we are required to make an Event of Loss Offer to the extent we receive certain net loss proceeds under our insurance policy. What constitutes "net loss proceeds" is the subject of litigation that we filed against the trustee and disbursement agent. Under an Event of Loss Offer we will offer to purchase the Notes from net loss proceeds. To the extent the noteholders choose not to tender their Notes under an Event of Loss offer, then the net loss proceeds may be used by us for remediation, reconstruction and any other purpose not otherwise prohibited by the indenture.

As more fully discussed above, on April 25, 2006 a subsidiary of Leucadia National Corporation ("Leucadia"), indirectly acquired a controlling interest in the Company for an aggregate cash purchase price of $89 million. In connection with that transaction, on May 5, 2006, BHR, a subsidiary of Leucadia, commenced a tender offer (the "Offer") for all of the outstanding $160 million principal amount of the Notes at a price equal to 101% of the par value of the Notes plus accrued and unpaid interest to the date of payment. The tender offer, which is currently scheduled to expire at noon on June 9, 2006, is intended to satisfy the Company's obligation under the indenture to make such an offer as a result of the occurrence of a change of control as defined in the indenture. In connection with the Offer, GAR has agreed to pay BHR a fee of $2 million, which will be paid in accordance with the provisions of the indenture and only to the extent distributions from the Company are available to GAR for such purpose.

The Company is in discussions with the trustee and disbursement agent regarding the release of the insurance proceeds currently held by the trustee. If successful, the Company plans to use the insurance proceeds to immediately begin reconstruction of the Hard Rock Biloxi. In addition, LRE has agreed to provide up to $50 million in construction cost financing to Roy Anderson on behalf of the Company, subject to the receipt of a satisfactory security interest in the newly created accounts receivable of Roy Anderson, should settlement of the remainder of the second excess layer of coverage not be accomplished in a timely manner or be insufficient to cover such costs.

Management continues to operate at significantly reduced operating costs, pursue the remediation process in order to mitigate further deterioration of the property, and seek full settlement of the remaining insurance coverage. However, there can be no assurance that the insurance proceeds ultimately received and the timing of their receipt will be sufficient to carry out the Company's plans or that the Company's plans can be accomplished with other support. These conditions raise substantial doubt about the Company's ability to continue as a going concern

The actions by the trustee and disbursement agent have prevented us from paying various parties, including vendors, the general contractor and subcontractors for work performed and goods and services provided prior to Hurricane Katrina. Our inability to pay these obligations has resulted in liens being placed against the property. Furthermore, reconstruction efforts may be hindered as a result of the bad will that the nonpayment may create. Critical suppliers, vendors, contractors and subcontractors may either increase prices significantly or choose not to do business with us when we repair and reconstruct the property.

Following the reconstruction and opening of the Hard Rock Biloxi, we expect to fund our business from operating cash flows.

Mississippi Bond Financing. Mississippi law provides that certain expenditures for materials made in connection with certain economic development projects in the State of Mississippi, including the land-based portion of the Hard Rock Hotel & Casino Biloxi (which includes the hotel tower, the parking garage, the low-rise pavilion and the pool area), are exempt from Mississippi's sales tax if such expenditures are paid for with proceeds from approved industrial development revenue bonds issued by the Mississippi Business Finance Corporation, ("MBFC"). At March 31, 2006, Premier Finance Biloxi, Corp. funded consolidated capital expenditures of approximately $34.4 million to qualify for the tax-exempt status. We saved $1.7 million in sales tax that we would have otherwise been required to pay in connection with the purchase of materials used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Through March 31, 2006, we had not invested in derivative or foreign currency-based financial instruments. We are currently exposed to market risk from changes in interest rates.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.


                   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 2IE of the Securities and Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. Words such as, but not limited to, "believes", "expects", "anticipates", "estimates", "intends", "plans", "could", "may", "should" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding reconstruction plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. From time to time, oral or written forward-looking statements are also included in our other periodic reports on Forms l0-K, l0-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others: (1) in the aftermath of destruction to the property and the Mississippi Gulf Coast region caused by Hurricane Katrina, our ability to recover sufficient insurance proceeds to rebuild the property, to gain access to the insurance proceeds currently restricted by U.S. Bank National Association, as trustee and disbursement agent, and to recruit and retain employees, (2) the gaming industry is very competitive and a recent change in the gaming law that has allowed shore based gaming along the Mississippi Gulf Coast could allow for increased competition in the Gulf Coast gaming market, as would the legalization or expansion of gaming in Mississippi or Alabama and the development or expansion of Native American casinos in or near our markets, (3) general construction risks and other factors, some of which are beyond our control, could prevent us from completing our reconstruction project as planned, (4) other changes in gaming laws or regulations, (5) changes in federal or state tax laws, and (6) changes in the economy. Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K in section 1A entitled "Risk Factors" that was filed in April 2006.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out under the supervision and with the participation of our management, including our chief operating officer and our chief financial and accounting officer. Based upon the evaluation, our chief operating officer and our chief financial and accounting officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

U.S. Bank National Association Litigation
-----------------------------------------

In the middle of October 2005, we submitted a construction disbursement request to U.S. Bank as trustee and disbursement agent, dated August 26, 2005, seeking a disbursement for payment of construction expenses incurred prior to Hurricane Katrina in the amount of approximately $11.4 million. The construction disbursement request, along with the appropriate certifications from the general contractor, the architect and the independent construction consultant, was submitted in compliance with the disbursement agreement and in similar form to eighteen other disbursement requests we submitted dating back to February 2004, all of which were funded by U.S. Bank per the disbursement agreement. Nevertheless, on or about October 19, 2005, U.S. Bank denied this August 2005 construction disbursement request. We believe this denial was due, in part, to a position taken by an ad hoc committee of noteholders. We do not understand the basis for the denial.

Consequently, due to these actions of U.S. Bank as trustee and disbursement agent, we have been unsuccessful in our attempt to pay various parties, including vendors, the general contractor and subcontractors, for work performed prior to Hurricane Katrina to construct the Hard Rock Biloxi. In order to protect the Hard Rock Biloxi, our ongoing reconstruction efforts and to prevent liens from being filed against the property, we filed a Complaint for Injunctive Relief on October 27, 2005 against U.S. Bank National Association, as trustee and disbursement agent for the Notes in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi. We asked the court to enforce the disbursement agreement and order the trustee and disbursement agent to disburse funds due under the properly submitted disbursement request. A hearing was held on November 8, 2005, at which time the judge suggested the parties meet to resolve their disagreement. The parties met; however, no solution was reached. On January 3, 2006, the trustee and disbursement agent filed a counterclaim in this matter alleging that funds disbursed to us for preopening expenses were used for other purposes. We deny these allegations and will vigorously defend all actions we took in this matter.

On December 16, 2005, we filed another complaint against U.S. Bank National Association, as trustee and disbursement agent, in the United States District Court for the Southern District of Mississippi, Southern Division. We have asked the court to determine that (1) the trustee and disbursement agent has withheld to date, in violation of the indenture with respect to the Notes, net loss proceeds from us for the rebuilding, repair, replacement or construction of improvements to our property, (2) the trustee and disbursement agent has improperly withheld from us funds received from business interruption insurance;
(3) that the definition of "net loss proceeds" in the indenture does not include funds received from the business interruption insurance; and (4) that the 365 day grace period to rebuild the property granted in Section 4.11 of the indenture tolls or extends the event of default provisions. The matter has been set for a trial in October 2006. There can be no assurance given as to the results of this litigation.

On March 3, 2006, we signed a litigation deferral agreement dated March 1, 2006 with the trustee and disbursement agent that defers all litigation activity including discovery in the October 27, 2005 and December 16, 2005 lawsuits until April 15, 2006. The agreement has been extended by both parties until June 15, 2006.

In connection with the agreement deferring litigation activity in the civil action involving the trustee and disbursement agent, the Company agreed to dismiss its claims for money damages against U.S. Bank National Association, however such dismissal did not affect, limit or impair any claims and rights of the Company in or to the assets now or hereafter held in trust by the trustee and disbursement agent under the indenture or collateral documents.

Insurance Litigation
--------------------

On January 10, 2006, we filed complaints in the United States District Court for the Southern District of Mississippi, Southern Division against SRI and James River, two of the insurers that have provided property insurance coverage for Hard Rock Biloxi. We, via the complaints, seek declaratory judgments against the respective insurers that their insurance policies provide coverage for the water damage to the hotel-casino property resulting from Hurricane Katrina. We are seeking compensatory and punitive damages as well as attorney's fees from the insurers. SRI's policy covers a $4.0 million part of the first excess layer of coverage ($25.0 million in excess of the $25.0 million primary layer) and a $21.0 million part of the second excess layer of coverage ($131.2 million in excess of $50.0 million). The complaint against SRI alleges that the water damage caused to the hotel-casino property as a result of Hurricane Katrina is covered under the SRI policy because such water damage was a part of a Weather Catastrophe Occurrence, as defined under the terms of the coverage, and that the water damage is also covered under the terms of the flood endorsement to the SRI policy. Prior to filing our complaint against SRI, we were advised by letter from SRI's counsel that SRI believes that its policy does not cover water damage to the hotel-casino property, but that the policy does cover the wind damage caused by Hurricane Katrina.

We are currently under a "standstill" agreement with SRI and intend to dismiss the litigation as a settlement has been reached.

The policy issued by James River covers $13.8 million of the second excess layer of coverage. The complaint against James River alleges that water damage caused to the hotel-casino property by Hurricane Katrina is covered under the James River policy because such water damage was part of a Weather Catastrophe Occurrence. Prior to filing our complaint against James River, we were advised by letter from counsel to James River that all flood coverage is excluded from the James River policy, including water damage that is part of a Weather Catastrophe Occurrence, by reason of the flood exclusion in the policy. Counsel acknowledged, however, that the wind damage is covered by the policy.

On January 30, 2006, we filed an amended complaint against James River alleging, in addition to initial allegations, that the carrier's flood exclusion language, in any event, does not exclude flood damage to the casino because the casino floated on water. The applicable definition of flood in their policy describes an inundation of normally dry land. James River has moved to dismiss both the complaint and amended complaint. We believe the motion to be without merit and have filed appropriate responsive pleadings.

On May 5, 2006 we filed a Motion for Leave to file a Second Amendment Complaint in the United States District Court for The Southern Division of Mississippi, Southern Division, seeking to add a count for declaratory relief against James River for wind damage sustained to the property during Hurricane Katrina.

On April 28, 2006, the Company filed a Complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District, against Homeland Insurance Company of New York, Clarendon America Insurance Company, RSUI Indemnity Corporation and Great American E & S Insurance Company, four of the insurers that have provided property insurance coverage for the Company's Hard Rock Hotel & Casino in Biloxi, Mississippi. The Company, via the complaint, seeks declaratory relief, compensatory damages and punitive damages against the respective insurers for their failure to pay insurance proceeds under their respective policies following Hurricane Katrina in the total amount of $45.4 million.

We intend to vigorously pursue these actions; however, no assurance can be given as to the results of this litigation.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

                                  EXHIBIT INDEX

Exhibit
Number                         Description of Exhibit
------                         ----------------------

31.1 Chief Operating Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act, as amended

31.2 Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act, as amended

32.1 Section 906 of the Sarbanes-Oxley Act of 2002 Certifications for Premier Entertainment Biloxi LLC

32.2 Section 906 of the Sarbanes-Oxley Act of 2002 Certifications for Premier Finance Biloxi Corp.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PREMIER ENTERTAINMENT BILOXI LLC
                               PREMIER FINANCE BILOXI CORP.
                               (Registrant)

Date: May 12, 2006             /s/ Todd J. Raziano
                               -------------------------------------------------
                               Todd J. Raziano
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)