Form 10-K/A
period 2005-12-31
PREMIER ENTERTAINMENT BILOXI LLC; PREMIER FINANCE BILOXI CORP
filed 2006-08-11
CIK 1286382, 1286546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES |_| NO |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES |X| NO |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).                                      YES |_|  NO |X|

The equity securities of Premier Entertainment Biloxi LLC are not publicly traded and are all owned by affiliates. The equity securities of Premier Finance Biloxi Corp. are not publicly traded and are all owned by Premier Entertainment Biloxi LLC. There is no established public trading market for these securities. On April 11, 2006, there were 1,000 shares of common stock of Premier Finance Biloxi Corp. outstanding and held by Premier Entertainment Biloxi LLC.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

This report on Form 10-K/A amends and restates the cover page to the Form 10-K for the fiscal year ended December 31, 2005 of Premier Entertainment Biloxi LLC and Premier Finance Biloxi Corp. (collectively, the "registrants") to reflect that the registrants are not required to file reports pursuant to Section 13 or
Section 15(d) of the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 15.     Exhibits, Financial Statement Schedules.

(a)  Documents Filed as Part of this Report

 1.    Financial Statements

       The following financial statements are filed as part of this report under
       Item 8. Financial Statements and Supplementary Data:

       Premier Entertainment Biloxi LLC

       Report of Independent Registered Public Accounting Firm

       Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

       Consolidated Statements of Operations and Member's Deficit for the year ended December 31, 2005, December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through December 31, 2005

       Consolidated Statements of Cash Flows for the year ended December 31,
              2005, December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through and December 31, 2005

       Notes to Consolidated Financial Statements

  2.   Financial Statement Schedules

       Schedules are omitted because they are not applicable or not required.

  3.   Exhibits

          1.1 Purchase Agreement, dated as of January 15, 2004, among Premier Entertainment Biloxi LLC, Premier Finance Biloxi Corp., Banc of America Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated
          3.1    Certificate of Formation of Premier Entertainment Biloxi LLC
          3.2    Limited Liability Company Agreement of Premier
                 Entertainment Biloxi LLC
          3.3    Certificate of Incorporation of Premier Finance Biloxi
                 Corp.
          3.4    By-Laws of Premier Finance Biloxi Corp.
          3.5    First Amendment to Limited Liability Company Operating
                 Agreement for Premier Entertainment Biloxi LLC
          4.1    Indenture, dated as of January 23, 2004, among Premier
                 Entertainment Biloxi, LLC, Premier Finance Biloxi Corp. and U.S. Bank National Association, as trustee and disbursement agent
          4.2    Registration Rights Agreement, dated as of January 23,
                 2004, among Premier Entertainment Biloxi, LLC, Premier Finance Biloxi Corp., Banc of America Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated
          4.3 Cash Collateral and Disbursement Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee and disbursement agent, U.S. Bank National Association, as disbursement agent and Professional Associates Construction Services, Inc.
          4.4 DTC Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee and disbursement agent, and The Depository Trust Company

          10.1 Change Order Agreement Number 001 effective November 10, 2004 between Premier Entertainment Biloxi LLC and Roy Anderson Corp. (filed originally with 10-Q on November 12, 2004 as Exhibit 10.3)
          10.2 Purchase Agreement (Marquee), dated as of August 19, 2004, between Premier Entertainment Biloxi LLC and Kojis and Sons Signs, Inc. (filed originally with 10-Q on September 3, 2004 as Exhibit 10.4)
          10.3 Consulting Agreement (Purchasing), dated August 10, 2004 between Premier Entertainment Biloxi LLC and C P Procurement Services, Inc. (filed originally with 10-Q on September 3, 2004 as Exhibit 10.3)
          10.4 Lease Agreement (Office ), dated as of April 15, 2004, between Premier Entertainment Biloxi LLC, as lessee, and Charles T Harrison Realty Agency, as agent for Medical Plaza, Limited, as lessor (filed originally with 10-Q on September 3, 2004 as Exhibit 10.2)
          10.5 Lease Assignment (Lancon), dated as of February 30, 2004, between Premier Entertainment Biloxi LLC, as assignee, and Joe Lancon and Charmaine Lancon, as assignor (filed originally with 10-Q on September 3, 2004 as Exhibit 10.1)
          10.6 Investment Agreement, dated as of January 13, 2004, among the Issuers and Rank America, Inc. (includes the $10,000,000 Junior Subordinated Note dated January 23, 2004 issued to Rank America, Inc.)
          10.7 Intercreditor Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee and disbursement agent, and Rank America, Inc.
          10.8 Pledge and Security Agreement, dated as of January 23, 2004, from the Issuers in favor of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes
          10.9 Premier Entertainment Biloxi LLC Pledge and Security Agreement (Pledged Equity Interests), dated as of January 23, 2004, among AA Capital Equity Fund, L.P., AA Capital Biloxi Co-Investment Fund, L.P., GAR, LLC and Premier Entertainment Biloxi LLC in favor of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes
          10.10 Trust Indenture, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and U.S. Bank National Association
          10.11 Bond Purchase Contract, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and Premier Finance Biloxi Corp.
          10.12 Loan Agreement, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and Premier Entertainment Biloxi LLC
          10.13 Construction Deed of Trust, Leasehold Deed of Trust, Fixture Filing, with Assignment of Leases and Rents and Agreements, dated as of January 23, 2004, made by Premier Entertainment Biloxi LLC in favor of Bull Stratton, as real estate trustee and disbursement agent, for the benefit of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes
          10.14 Subordination, Nondisturbance and Attornment Agreement, dated as of January 23, 2004, among Premier Entertainment Biloxi LLC, U.S. Bank National Association, as trustee and disbursement agent, and Hard Rock Cafe International (STP), Inc., with respect to the Lease Agreement (Cafe Lease)
          10.15 Subordination, Nondisturbance and Attornment Agreement, dated as of January 23, 2004, among Premier Entertainment Biloxi LLC, U.S. Bank National Association, as trustee and disbursement agent, and Hard Rock Cafe International (STP), Inc., with respect to the Lease Agreement (Retail Store Lease)
          10.16 Consent and Acknowledgment Agreement, dated as of January 23, 2004, among Hard Rock Hotel Licensing, Inc., Hard Rock Cafe International (STP), Inc., the Issuers, U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes, GAR, LLC, AA Capital Equity Fund, L.P. and AA Capital Biloxi Co-Investment Fund, L.P.
          10.17 Consent and Agreement (Owner Contractor Agreement), dated as of January 23, 2004, made by Roy Anderson Corp. and the Issuers in favor of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes
          10.18 Consent and Agreement (Architectural Services Agreement), dated as of January 23, 2004, made by Paul Steelman Ltd. and the Issuers in favor of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes
          10.19 Tenant Estoppel Certificate (Cafe), dated as of January 23, 2004, between Premier Entertainment Biloxi LLC, as landlord, and Hard Rock Cafe International (STP), Inc., as tenant

          10.20 Tenant Estoppel Certificate (Retail Store), dated as of January 23, 2004, between Premier Entertainment Biloxi LLC, as landlord, and Hard Rock Cafe International (STP), Inc., as tenant
          10.21 Agreement Between Owner and Contractor, dated as of December 24, 2003, between Premier Entertainment Biloxi LLC and Roy Anderson Corp.
          10.22 Abbreviated Standard Form of Agreement Between Owner and Architect, dated as of November 21, 2003, between Premier Entertainment Biloxi LLC and Paul Steelman Ltd.
          10.23 Lease and Air Rights Agreement, dated as of November 18, 2003, between the City of Biloxi, Mississippi, a municipal corporation organized and existing under the laws of the State of Mississippi, as landlord, and Premier Entertainment Biloxi LLC, as tenant, as amended
          10.24 Public Trust Tidelands Lease, dated as of October 27, 2003, between the Secretary of State, with approval of the Governor, for and on behalf of the State of Mississippi, as lessor, and Premier Entertainment Biloxi LLC, as lessee
          10.25 Public Trust Tidelands Lease, dated as of October 27, 2003, between the Secretary of State, with approval of the Governor, for and on behalf of the State of Mississippi, as lessor, and Premier Entertainment Biloxi LLC, as lessee
          10.26 License Agreement, dated as of May 15, 2003, between Premier Entertainment Biloxi LLC and Hard Rock Hotel Licensing, Inc.
          10.27 Lease Agreement (Cafe), dated as of December 30, 2003, between Premier Entertainment Biloxi LLC, as lessor, and Hard Rock Cafe International (STP), Inc., as lessee
          10.28 Lease Agreement (Retail Store), dated as of December 30, 2003, between Premier Entertainment Biloxi LLC, as lessor, and Hard Rock Cafe International (STP), Inc., as lessee
          10.29 Commercial Sales and Security Agreement by and among Premier Entertainment Biloxi LLC and International Game Technology dated January 5, 2005
          10.30 Employment Agreement between Premier Entertainment Biloxi LLC and Joseph L. Billhimer dated June 2003
          14.1   Code of Ethics, adopted
          21.1   Subsidiaries of the Registrant
          31.1* Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2* Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

--------------------------
*Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Biloxi, Mississippi, on August 11, 2006.

                                       PREMIER ENTERTAINMENT BILOXI LLC

                                       By:  /s/ Todd J. Raziano
                                          ----------------------------------
                                            Todd J. Raziano
                                            Senior Vice President and Chief
                                            Financial Officer