Form 10-Q
period 2006-06-30
PREMIER ENTERTAINMENT BILOXI LLC; PREMIER FINANCE BILOXI CORP
filed 2006-08-14
CIK 1286382, 1286546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2006

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                              YES [_]  NO [x]



================================================================================

The equity securities of Premier Entertainment Biloxi LLC are not publicly traded and are all owned by affiliates. The equity securities of Premier Finance Biloxi Corp. are not publicly traded and are all owned by Premier Entertainment Biloxi LLC. There is no established public trading market for these securities. On August 14, 2006, there were 1,000 shares of common stock of Premier Finance Biloxi Corp. outstanding and held by Premier Entertainment Biloxi LLC.

                        PREMIER ENTERTAINMENT BILOXI LLC
                                       AND
                          PREMIER FINANCE BILOXI CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2006
              and December 31, 2005............................................4
           Condensed Consolidated Statements of Operations for the
              Three Months ended June  30, 2006 and 2005 the Six Months
              ended June 30, 2006 and 2005 and for the period from
              commencement of operations on March 27, 2003 through
              June 30, 2006....................................................5
           Condensed Consolidated Statements of Cash Flows for the Six
              Months ended June 30, 2006 and 2005 and for the period
              from commencement of operations on March 27, 2003
              through June 30, 2006............................................6
           Notes to Condensed Consolidated Financial Statements................8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........21

Item 4.    Controls and Procedures............................................22


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................22

Item 4.    Submission of Matters to a Vote of Security Holders................24

Item 6.    Exhibits Index.....................................................25

Signatures
Exhibits

                        PREMIER ENTERTAINMENT BILOXI LLC
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,      DECEMBER 31,
                                                         2006             2005
                                                     (UNAUDITED)        (NOTE 1)
                                                   -------------    -------------
ASSETS
Current assets:
     Cash                                          $     813,475    $   1,747,004
     Government securities - restricted                     --          8,332,711
     Accounts receivable                                 224,306          163,005
     Prepaid insurance                                   278,685          932,636
     Prepaid expenses - other                            853,346          586,944
     Other current assets                                  8,600           23,600
                                                   -------------    -------------
          Total current assets                         2,178,412       11,785,900

Property and equipment, net of writedown              96,313,890       95,556,418

Other non-current assets:
     Restricted cash                                 117,488,378       34,191,301
     Insurance receivable                             47,915,640       92,877,100
     Other assets, net                                 5,878,353        6,486,277
                                                   -------------    -------------
Total assets                                       $ 269,774,673    $ 240,896,996
                                                   =============    =============

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
     Accounts payable                              $   5,334,606    $   7,003,665
     Accounts payable - construction in progress       6,223,434       10,594,649
     Accrued interest                                  9,016,656        8,326,097
     Other accrued liabilities                         7,086,506        3,725,252
     Notes payable                                   158,345,035      158,240,569
     Current maturities of long-term debt             12,092,616        2,741,735
                                                   -------------    -------------
          Total current liabilities                  198,098,853      190,631,967

Long-term debt, less current maturities               23,439,119       23,840,450

Members' contributed capital                          52,775,215       52,775,215
Deficit accumulated during development stage          (4,538,514)     (26,350,636)
                                                   -------------    -------------
     Total members' equity                            48,236,701       26,424,579
                                                   -------------    -------------
Total liabilities and members' equity              $ 269,774,673    $ 240,896,996
                                                   =============    =============


 See the accompanying notes to the condensed consolidated financial statements.

                        PREMIER ENTERTAINMENT BILOXI LLC
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             Period from
                                                                                                           commencement of
                                                                                                            operations on
                                                                                                           March 27, 2003
                                         Three Months Ended June 30,        Six months ended June 30,          through
                                           2006             2005             2006             2005          June 30, 2006
                                       -------------    -------------    -------------    -------------    -------------
Preopening expenses                    $   3,072,053    $   1,276,059    $   4,003,009    $   2,284,395    $  13,398,320
Hurricane-related expenses:
   Preopening expenses - business
     interruption                          1,922,445             --          3,625,804             --         10,387,272
   Property and equipment writedowns          27,487             --             30,994             --         96,200,268
   Other hurricane-related expenses          864,437             --          1,073,195             --         10,209,391
                                       -------------    -------------    -------------    -------------    -------------
                                           2,814,369             --          4,729,993             --        116,796,931
Insurance recoveries                     (29,448,451)            --        (31,364,076)            --       (143,242,014)
Depreciation and amortization                204,836           34,374          412,617           64,698          861,538
                                       -------------    -------------    -------------    -------------    -------------
Income (loss) from operations             23,357,193       (1,310,433)      22,218,457       (2,349,093)      12,185,225

Other income (expense):
Interest expense                          (5,538,995)      (1,561,668)     (10,873,913)      (4,318,966)     (36,890,654)
Interest income                              432,118          417,388          548,880          935,835        3,599,055
Insurance recoveries - interest            4,933,614             --          9,918,698             --         16,567,860
                                       -------------    -------------    -------------    -------------    -------------
Total other income (expense)                (173,263)      (1,144,280)        (406,335)      (3,383,131)     (16,723,739)
                                       -------------    -------------    -------------    -------------    -------------
Net income (loss)                      $  23,183,930    $  (2,454,713)   $  21,812,122    $  (5,732,224)   $  (4,538,514)
                                       =============    =============    =============    =============    =============

 See the accompanying notes to the condensed consolidated financial statements.

                                        PREMIER ENTERTAINMENT BILOXI LLC
                                         (A DEVELOPMENT STAGE COMPANY)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                                            Period from
                                                                                                          commencement of
                                                                                                           operations on
                                                                                                           March 27, 2003
                                                                            Six Months Ended June 30,         through
                                                                             2006             2005         June 30, 2006
                                                                         -------------    -------------    -------------
Operating activities
Net income (loss)                                                        $  21,812,122    $  (5,732,224)   $  (4,538,514)
     Depreciation and amortization                                             412,617           64,698          861,538
     Amortization of deferred financing costs, discount
        and repayment premium                                                  595,407          572,505        3,243,897
     Property and equipment writedowns                                          30,994             --         96,200,268
      Other hurricane-related writedowns                                          --               --            638,473
     Insurance recoveries                                                  (41,282,774)            --       (159,809,874)
     Changes in prepaid assets                                                 387,549         (249,131)      (1,571,293)
     Changes in other operating assets and liabilities                      (1,908,907)      (3,680,236)       4,921,026
                                                                         -------------    -------------    -------------

          Net cash used in operating activities                            (19,952,992)      (9,024,388)     (60,054,479)

Investing activities
     Purchases of property and equipment                                      (382,715)     (56,890,735)    (151,628,294)
     Insurance recoveries received                                          86,244,234             --        111,894,234
     Purchases of government securities                                           --               --        (32,946,442)
     Sales of government securities                                          8,332,711        8,428,979       33,451,651
     Acquisition of intangibles                                                   --               --           (965,672)
     Change in restricted cash                                             (83,297,077)      54,432,972     (116,976,043)
                                                                         -------------    -------------    -------------

          Net cash provided by (used in) investing activitie                 10,897,153       5,971,216     (157,170,566)

Financing activities
     (Increase) decrease in deferred financing costs                           122,310             --         (8,088,335)
     Increase in line of credit                                                   --               --          1,250,000
     Proceeds from long-term debt                                                 --          3,224,097      202,713,590
     Proceeds from short-term borrowings                                     8,000,000             --          8,000,000
     Capital contribution                                                         --               --         15,180,810
     Change in restricted cash                                                    --               --         (1,017,545)
                                                                         -------------    -------------    -------------

          Net cash provided by financing activities                          8,122,310        3,224,097      218,038,520

Net change in cash                                                            (933,529)         170,925          813,475

Cash at beginning of period                                                  1,747,004            5,215             --
                                                                         -------------    -------------    -------------

Cash at end of period                                                    $     813,475    $     176,140    $     813,475
                                                                         =============    =============    =============


                        PREMIER ENTERTAINMENT BILOXI LLC
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                                                        Period from
                                                                                                      commencement of
                                                                                                       operations on
                                                                                                       March 27, 2003
                                                                        Six Months Ended June 30,          through
                                                                       2006                 2005        June 30, 2006
                                                                    -----------       -----------       -----------
Supplemental schedule of non-cash investing and
 financing activities:

     Construction costs funded through accounts payable             $   805,867       $   620,314       $ 6,223,434

     Purchase of property and equipment funded
        through notes payable                                       $      --         $      --         $14,120,932


 See the accompanying notes to the condensed consolidated financial statements.

                        PREMIER ENTERTAINMENT BILOXI LLC
                                       AND
                          PREMIER FINANCE BILOXI CORP.
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and 2004 and the period from the commencement of operations on March 27, 2003 through December 31, 2005 filed with the Securities Exchange Commission in April 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals or items discussed herein) necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2006 and 2005, for the six months ended June 30, 2006 and 2005 and for the period from the commencement of operations on March 27, 2003 through June 30, 2006 do not necessarily indicate the results that may be expected for the full year through December 31, 2006.
Premier Entertainment Biloxi LLC, a Delaware limited liability company, ("Premier Entertainment" or the "Company") is a development stage company and was established to own, construct and manage the operations of the Hard Rock Hotel & Casino Biloxi ( "Hard Rock Biloxi"). The personal liability of the members and officers of the Company is limited to the maximum amount permitted under the laws of the state of Delaware.

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

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Premier Entertainment and its subsidiary, Premier Finance, and have been prepared by the Company's management in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC").

The Company has incurred a net loss of $4.5 million for the period from the commencement of operations on March 27, 2003 through June 30, 2006. Construction of the property was completed on-time and on-budget in August 2005. However, on August 29, 2005, the Company's casino was destroyed and the casino related facilities, low-rise building, hotel tower and parking garage sustained significant damage as a result of Hurricane Katrina.

On August 15, 2005, the Company purchased a comprehensive blanket insurance policy providing up to $181.1 million in coverage for damage to real and personal property, including business interruption coverage. The insurance was comprised of a $25.0 million primary layer underwritten by Industrial Risk Insurers, a $25.0 million first excess layer underwritten by several insurance carriers, and a second excess layer comprising $131.1 million underwritten by several insurance carriers. The syndicated coverage was spread over twelve different insurance carriers. The Company had a 3.0% deductible on its coverage, but purchased three additional insurance policies to reduce the Company's exposure related to that deductible.

As of June 30, 2006, the Company has successfully negotiated settlements totaling $159.8 million for $167.1 million face amount of coverage. Only $13 million of $14 million face value of insurance policies issued by James River Insurance Company remains unsettled and is currently in litigation.

The $25.0 million primary layer of coverage and the $25.0 million first excess layer have been settled for the full amount of coverage; $50.0 million has been paid into restricted accounts. With respect to the second excess layer, the

Company has successfully negotiated settlements totaling $104.4 million for $117.1 million face amount of coverage. $66.1 million of these settlements has been received and deposited into a restricted account as of July 8, 2006. The $38.3 million balance of the settlements is due from the insurers prior to August 31, 2006 in accordance with the terms of the settlements. The Company has also recovered $5.4 million under its smaller deductible buy-down policies; these proceeds have also been deposited into a restricted account. On August 8, 2006, the Company received $1.0 million from James River, which represents, according to James River, the uncontested amount of the claim under their policy. The Company has sent the payment to the trustee and disbursement agent for deposit into a restricted account.

In September 2005 the Company engaged its general contractor, Roy Anderson Corp. ("RAC"), to begin clearing the debris from the property and perform substantial remediation; however, remediation, debris removal and reconstruction efforts were halted as U.S. Bank National Association, in its capacity as trustee and disbursement agent for the 10-3/4% First Mortgage Notes due 2012 (the "Notes"), denied the Company's disbursement request for payment of construction expenses incurred prior to Hurricane Katrina, as well as the request to access insurance proceeds received for the purpose of remediation, debris removal, and reconstruction. On February 22, 2006, the trustee and disbursement agent agreed to disburse limited insurance proceeds for the payment of certain costs and expenses related to protecting and maintaining the Hard Rock Biloxi and the pursuit of the collection of insurance claims arising from damages caused by Hurricane Katrina. However, the Company continues to have a significant working capital deficit and has been unsuccessful in its attempt to pay various parties, including vendors, RAC and subcontractors, for construction work performed prior to Hurricane Katrina due to the trustee and disbursement agent's denial of those disbursement requests.

During 2005, the Company commenced litigation against the trustee and disbursement agent for their failure to release the requested funds. The Company and the trustee and disbursement agent have agreed to defer all litigation activity including discovery until August 15, 2006.

The Company believes that insurance settlements, cash on deposit in the construction disbursement account, and permitted equipment financing is adequate to reconstruct and open the Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina, assuming the insurance proceeds are released from the trustee and disbursement agent in a timely manner. However, due to Premier's current inability to access the insurance proceeds, together with the litigation with the remaining insurance carrier, both the amount and timing of access to the insurance proceeds is uncertain. As a result, the Company may not be able to restore Hard Rock Biloxi as planned.

Premier has estimated that the costs associated with opening the Hard Rock Biloxi, including, reconstruction, interest and expenses through the reconstruction period, and settlement of existing overdue obligations is approximately $195.0 million.

On July 21, 2006, the Company bound a new insurance policy providing up to $149.3 million in coverage for damage to real and personal property and up to the lesser of six months or $30.0 million of business interruption and delayed opening coverage. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. The policy provides coverage for the existing structures, as well as for the repair and rebuild of the hotel, low rise building and parking garage and the construction of the new casino. Although the insurance policy is an "all risk" policy, weather catastrophe occurrence ("WCO"), which is defined to include damage caused by a named storm, is limited to $50.0 million with a deductible equal to the greater of $7.0 million or 5% of total insured values at risk. WCO coverage is subject to mandatory reinstatement of coverage for an additional pre-determined premium.

Since the WCO coverage purchased is substantially less than the coverage in place prior to Hurricane Katrina, the Company has more exposure to property damage resulting from similar catastrophic storms. However, the Company's assessment of the probability of a similar type of loss occurring during the remainder of this year's hurricane season is remote, which is based on an assessment of the damage sustained to the non-casino facilities from Hurricane Katrina last year, and the amount of new construction that will be at risk during the balance of this hurricane season. Premiums for WCO coverage have increased dramatically as a result of Hurricane Katrina, and the amount of coverage that can be purchased has also been reduced as insurance companies seek to reduce their exposure to such events.


CHANGE OF CONTROL

On April 25, 2006, LUK-Ranch Entertainment, LLC, ("LRE"), a Delaware limited liability company and an indirect subsidiary of Leucadia National Corporation ("Leucadia"), indirectly acquired a controlling interest in the Company by making a capital contribution to GAR, LLC, ("GAR"), owners of 100% of the class A Common Units of the Company. GAR used this capital contribution to acquire one-hundred percent (100%) of the equity interest held by AA Capital Equity Fund, L.P. ("AA Capital"), and AA Capital Biloxi Co-Investment Fund, L.P., ("AA Investment", with AA Investment and AA Capital, together, "AA") in the Company. These interests consisted of one-hundred percent (100%) of the issued and outstanding Class A Preferred Units of the Company and one-hundred percent (100%) of the Class B Common Units of the Company for an aggregate cash purchase price of $89 million.

The acquisition was made upon receipt of Mississippi Gaming Commission approval of the acquisition of control, pursuant to a Unit Purchase Agreement by and among GAR, AA, Leucadia, and HRHC Holdings, LLC dated as of April 6, 2006. Pursuant to the agreement, GAR acquired all of AA's equity interest in the Company, which, when added to GAR's existing equity interest in the Company, represented 98% of the common equity of the Company on a fully diluted basis and 100% of the voting equity of the Company (the "Transaction"). LRE funded GAR's acquisition of AA's equity interest in the Company by purchasing (i) 100% of the Class B Common Units of GAR, representing approximately 45% of the total common units of GAR and (ii) 100% of the Class A Preferred Units of GAR (approximately $75.7 million at April 25, 2006), representing 100% of the preferred units in GAR for aggregate cash consideration of $89 million. Under the terms of the GAR operating agreement, LRE controls the Board of Managers of GAR and, as a result, under the Company's operating agreement, LRE controls the board of managers of the Company. The interests in the Company acquired by GAR from AA will continue to be subject to the Pledge and Security Agreement, dated January 23, 2004, among the Company, GAR, AA and U.S. Bank National Association, as are the interests in the Company held by GAR prior to consummation of the acquisition.

In June 2006, GAR increased its ownership to 100% of the common equity of the Company by purchasing 100% of the Class C Common Units from Joseph Billhimer.

As a result of the consummation of the Transaction, on May 5, 2006, BHR Holdings, Inc., a wholly owned indirect subsidiary of Leucadia and the parent company of LRE, commenced a tender offer (the "Offer") for all of the outstanding $160 million principal amount of the Notes at a price equal to 101% of the par value of the Notes, plus accrued and unpaid interest to the date of payment. The Offer, which expired at noon on June 9, 2006, satisfied the Company's obligation under the Indenture to make such an offer upon the occurrence of a change of control as defined in the Indenture. In connection with the Offer, GAR agreed to cause Premier to pay BHR a fee of $2.0 million, which will be paid only to the extent distributions from the Company are available for such purpose. The Company has recorded a liability for this fee as of June 30, 2006.

In addition, the members of the Board of Managers of Premier are entitled to be paid an annual management fee in an aggregate amount of $2.0 million which will be paid by Premier to the extent distributions from the Company are available for such purpose. The Company began accruing for this fee as of the date of the Transaction and has accrued $0.4 for this management fee as of June 30, 2006.

TRUSTEE PROPOSAL

On June 29, 2006, the Company submitted a Comprehensive Hurricane Katrina Recovery Proposal (the "Proposal") to the trustee and disbursement agent. Under the terms of the Proposal, the Company formally requested that the trustee and disbursement agent exercise its discretion, subject to court approval, to allow the Company to use available insurance proceeds from Hurricane Katrina-related insurance claims that are held or are expected to be held by the trustee and disbursement agent by August 31, 2006 in accordance with the Cash Collateral and Disbursement Agreement (the "Disbursement Agreement") related to the Notes in order to repair, rebuild, and open Hard Rock Biloxi and to pay certain claims.

In the Proposal, the Company set forth the sources and uses of cash and commitments needed to fully reconstruct and to have the Hard Rock Biloxi (the "Project") operating by no later than December 31, 2007, to settle overdue outstanding obligations that arose both prior and subsequent to Hurricane Katrina, to fund ongoing operations during the construction period and to fund an 18 month interest reserve from which semi-annual interest payments on the Notes due August 1, 2006, February 1, 2007 and August 1, 2007 will be paid.

The Proposal also outlined five specific priorities of uses of the insurance recovery funds anticipated to be received by the trustee and disbursement agent on or before August 31, 2006. The first use of the funds would be to purchase at

100% of par, plus accrued but unpaid interest through and including the date of purchase, Notes tendered under an event of loss offer as required by the Indenture. Funds remaining after the first use would then be required to be used to fund interest payments through August 1, 2007. The third use of the funds would be to pay off certain indebtedness owed to equipment financiers to the extent the trustee and disbursement agent determines that those claims have a priority over the trustee and disbursement agent's claims. The fourth use of the funds would be to pay the costs to reconstruct, repair and open Hard Rock Biloxi. The fifth use of the funds would be to pay off certain other obligations directly relating to the Project that arose both prior and subsequent to Hurricane Katrina and are not otherwise prohibited under the Indenture. Funds will only be available for this fifth use to the extent that an 'as-built' appraisal of the Project ordered by the trustee and disbursement agent indicates that the Project as completed will have a value equal to or greater than 120% of the outstanding principal amount of the Notes.

On June 30, 2006, the trustee and disbursement agent filed a petition with the State of Minnesota District Court, Second Judicial District, Ramsey County, seeking authorization to take all actions reasonable or necessary to consummate the Proposal. A hearing on this matter is scheduled for August 24, 2006.

In accordance with the terms of the Proposal and as required by the Indenture, the Company commenced an event of loss offer on June 30, 2006 to purchase up to $94.0 million principal amount of the Notes at 100% of par, plus accrued and unpaid interest through and including the purchase date. Also on June 30, 2006, BHR commenced a tender offer to purchase all of the outstanding Notes at 101% of par, plus accrued and unpaid interest through and including the purchase date. The BHR offer was intended to enable the Company to have the maximum amount of insurance proceeds available to it to finance the opening of the Hard Rock Biloxi while still providing the holders of the Notes with the opportunity to sell all of their Notes without commission or expense associated with any such sale. Both offers expired on August 2, 2006 with no notes tendered. Upon the payment of certain additional insurance proceeds, the Company may be required to make another tender offer for the Notes up to the aggregate amount of additional insurance proceeds paid. BHR has also agreed, under certain conditions, to make an additional tender offer for all of the Notes at a price equal to 101% of par value contemporaneous with any such offer by the Company

At present all debris has been removed, reconstruction efforts have commenced and are ongoing. In order to advance reconstruction efforts prior to obtaining access to the insurance proceeds held by the trustee and disbursement agent, the Company has taken certain actions and entered into the following agreements.

      o On May 23, 2006, the Company received an unsecured $8.0 million loan from BHR for the purpose of furthering reconstruction efforts. The proceeds of this loan were used to make payments to various parties, including vendors, RAC and subcontractors, for construction work performed prior to Hurricane Katrina and for remediation and debris removal work performed subsequent to Hurricane Katrina.

      o On June 16, 2006, the Company entered into an amended construction contract with RAC for a guaranteed maximum price of $78.3 million to rebuild the casino portion of Hard Rock and to renovate and repair the existing hotel tower, low-rise building, parking garage and pool and deck area that were severely damaged by Hurricane Katrina. The amended construction contract is an amendment and restatement of the construction contract with RAC dated December 24, 2003. As of August 14, 2006 RAC has billed $2.9 million under the amended construction contract.

      o On June 16, 2006, the Company entered into a receivables purchase agreement with BHR and RAC. Pursuant to the terms of the receivables purchase agreement, BHR has agreed to purchase up to $40.0 million of receivables due to RAC by the Company under the amended construction contract if such receivables are past due for more than 10 days. As of August 14, 2006 no receivables have been purchased by BHR.


Management continues to operate at significantly reduced operating costs, and seek full settlement of the remaining insurance coverage. There can be no assurance that the Company's plans can be accomplished without additional financial support. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

INTANGIBLE ASSETS
The Company has a license agreement with Hard Rock Hotel Licensing, Inc., which provides for an initial term of twenty years and the option to renew for two successive 10-year terms. Under the license agreement the Company has the exclusive right to use and develop the "Hard Rock" brand name in connection with a hotel and casino resort in Biloxi, Mississippi. As consideration for the licensed rights as provided in the license agreement, the Company paid a one-time territory fee of $500,000. This cost was capitalized and is recorded as other assets on the balance sheet and is being amortized over a 20-year period that began in September 2005.

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

SELF-INSURANCE
Prior to July 1, 2006, the Company was self-insured for employee medical insurance coverage up to an individual stop loss of $15,000. Self-insurance liabilities are estimated based on the Company's claims experience and are included in accrued liabilities on the consolidated balance sheets. Effective July 1, 2006, the Company changed to a fully insured plan due to the minimal number of current employees.

PREOPENING COSTS
Preopening costs are expensed as incurred, consistent with Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). Expenses incurred include payroll and payroll related expenses, marketing expenses, rental expenses, outside services, and other expenses related to the start-up phase of operations.

INCOME TAXES
The Company was formed as a Delaware limited liability company and has elected to be treated as a partnership for income tax purposes. Accordingly, any tax related to the Company's income is the obligation of its members and no federal or state income tax provision has been recorded in the Company's financial statements.

NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2006, the Company adopted the provision of FASB Statement No. 123(R), Share-Based Payment, which is a revision of SFAS 123 and supersedes APB Opinion No. 25. The effect of adopting these new standards had no effect on the Company's accounting for its 2004 Membership Interest Appreciation Rights Plan which allow for the receipt of an award based on the increase in value of the Company. The plan was terminated in June 2006 and the fair market value of these rights at June 30, 2006 was $198,400. The liability has been recognized for the outstanding awards.


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


3.    RESTRICTED CASH

The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note were deposited into a construction disbursement account and a tidelands lease reserve account pursuant to the Disbursement Agreement. At June 30, 2006, the balance in these accounts was approximately $7.5 million. The insurance proceeds related to Hurricane Katrina totaling $111.9 million were also deposited into a restricted cash account, of which $1.4 million was released to pay professional fees on behalf of the noteholders and $1.8 was released to pay minimal operating costs of the Company for the purpose of protecting the collateral and pursuing the insurance recoveries. These accounts are pledged to the trustee and disbursement agent as security for the Company's obligations under the Notes, and can only be released to the Company in accordance with the Disbursement Agreement. The Company also has a $1.0 million certificate of deposit which is pledged as security for the Company's obligations under the Hard Rock license agreement. In the accompanying consolidated balance sheets, restricted cash is classified as non-current as it is primarily designated for the reconstruction of property and purchases of equipment. Restricted cash includes the following:

                                          JUNE 30,    DECEMBER 31,
                                           2006           2005

Construction disbursement              $  6,529,925   $  7,563,614
Interest reserve                              8,064           --
Tidelands lease reserve                   1,021,267      1,035,440
Insurance proceeds                      108,929,122     24,577,870
                                       ------------   ------------
     Cash restricted by the Notes       116,488,378     33,176,924

Certificate of deposit restricted by
   the Hard Rock license agreement        1,000,000      1,014,377
                                       ------------   ------------
     Total restricted cash             $117,488,378   $ 34,191,301
                                       ============   ============

On July 6, 2006 and August 4, 2006, the trustee and disbursement agent released $90,892 and $228,432, respectively from the construction disbursement account to RAC as progress payments on the contract between the Company and RAC dated March 2, 2006.

On July 26, 2006, the trustee and disbursement agent advanced to the Company $331,628 from the insurance proceeds to pay the anticipated monthly costs related to maintaining the property to mitigate further loss and costs related to the collection and prosecution of Hurricane Katrina insurance claims.

On August 1, 2006, the trustee and disbursement agent paid $8.6 million from the insurance proceeds to the note holders for the semi-annual interest payment.


4.    INSURANCE RECEIVABLE

Due to the uncertainties regarding the amount of the insurance recovery that previously existed, the Company had limited the recorded insurance recovery to the costs it had incurred to date less the policy deductible and non-recoverable costs. As of June 30, 2006, the Company has successfully negotiated settlements totaling $159.8 million for $167.1 million face amount of coverage. Only $13 of $14 million face value of insurance policies issued by James River Insurance Company remains unsettled and is currently in litigation. Of these settlements, $111.9 million has been received and deposited into restricted accounts. Of the $47.9 million receivable at June 30, 2006, $9.6 million was received on July 8, 2006 and deposited into a restricted account and the balance of $38.3 million is due from insurance carriers by August 31, 2006 as per the terms of the settlement agreements.

As a result of these insurance settlements, the Company recorded an increase to the insurance receivable to reflect the amounts that were resolved. Since the amount recorded for the resolved claims exceeded the amount previously recorded, the excess amount of $26.6 million is reflected in the Company's consolidated statements of operations as insurance recoveries for the three and six months periods ended June 30, 2006.


5.    LONG-TERM DEBT AND LOAN AND SECURITY AGREEMENT

Long-term debt consists of the following:

                                                JUNE 30,      DECEMBER 31,
                                                 2006           2005

10 3/4% First Mortgage Notes due 2012, net   $158,345,035   $158,240,569
15% Junior Subordinated Note due 2012, net     13,410,803     12,461,253
Variable rate IGT note payable                 12,870,932     12,870,932
Unsecured loan from BHR Holdings                8,000,000           --
Variable rate Senior Secured Reducing
   Line of Credit Facility                      1,250,000      1,250,000
                                             ------------   ------------
                                              193,876,770    184,822,754
Less:  notes payable current                  158,345,035    158,240,569
Less:  current maturities                      12,092,616      2,741,735
                                             ------------   ------------
     Long-term debt                          $ 23,439,119   $ 23,840,450
                                             ============   ============

10 3/4% FIRST MORTGAGE NOTES DUE 2012
On January 23, 2004, the Company issued $160.0 million of 10 3/4% First Mortgage Notes due February 1, 2012 in a private placement offering which were subsequently exchanged in an exchange offer registered on Form S-4. The debt outstanding at June 30, 2006 is net of an unamortized discount of $1.7 million, which is being amortized over the term of the Notes. In the event the Notes are redeemed prior to their original term the unamortized portion of this discount will be expensed as of the date of such redemption. The Notes are senior to all existing and future senior unsecured indebtedness, but are subordinated to $14.1 million of senior secured indebtedness incurred to finance the acquisition and installation of furniture, fixtures and equipment. The Notes are secured by a pledge of the Company's membership interests and substantially all of the existing and future assets, except for assets securing certain other indebtedness. In addition, the trustee and disbursement agent is named as a loss payee on behalf of the noteholders under the Company's blanket insurance policies.

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

                     YEAR                 PERCENTAGE
                  ----------              ----------
                  2008                      105.38%
                  2009                      102.69%
                  2010 and thereafter       100.00%

In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering. As of June 30, 2006, the Company had recorded deferred financing costs totaling $5.3 million, net of accumulated amortization, which were incurred in connection with the private placement. These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt. In the event the related debt is redeemed prior to its original term the unamortized portion of these costs will be expensed as of the date of such redemption.

As discussed in Note 1 above, BHR commenced a tender offer for the Notes on May 5, 2006. The tender offer, which expired at noon on June 9, 2006, satisfied the Company's obligation under the Indenture to make such an offer as a result of the occurrence of a change of control as defined in the Indenture.

Also as discussed in Note 1 above, pursuant to the terms of the Indenture, in an event of loss arising from a storm such as Hurricane Katrina, the Company is required to make an event of loss offer to redeem certain of the Notes to the extent it receives certain net loss proceeds under its insurance policy. The Company commenced such an event of loss offer on June 30, 2006 to purchase up to $94.0 million principal amount of the Notes at 100% of par, plus accrued and unpaid interest through and including the purchase date. Contemporaneous with the Company's event of loss offer, BHR commenced a tender offer for all of the Notes at a purchase price of 101% of par, plus accrued and unpaid interest through and including the purchase date. The BHR offer was intended to enable the Company to have the maximum amount of insurance proceeds available to it to finance the opening of the Hard Rock Biloxi while still providing the holders of the Notes with the opportunity to sell all of their Notes without commission or expense associated with any such sale. Both offers expired on August 2, 2006 with no notes tendered. Upon the receipt of certain additional insurance proceeds, the Company may be required to make another tender offer for the Notes up to the aggregate amount of additional insurance proceeds received. BHR has also agreed, under certain conditions, to make a tender offer for all of the Notes at a price equal to 101% of par value. As a result of the event of loss offer requirements, the Notes are classified as current in the accompanying consolidated balance sheets.

The Notes contain certain covenants. As of June 30, 2006, the Company believes it is in compliance with these covenants; however, on January 6, 2006, the Company received a notice from the trustee and disbursement agent relating to its Notes that an Event of Default, as defined in the Indenture, had occurred due to the alleged failure of the Hard Rock Biloxi to be operating by the time specified in the Indenture (December 31, 2005). Further, the trustee and disbursement agent alleges that an additional Event of Default may have occurred due to an alleged failure of the Company to comply with the requirements under the Indenture regarding the Company's obligation to make an event of loss offer to redeem the Notes. On January 6, 2006, the Company responded via a letter to the trustee and disbursement agent that it disagrees with the trustee and disbursement agent that any Event of Default has occurred. Further, the letter noted that the trustee and disbursement agent has no right to declare an Event of Default pursuant to the event of loss criteria. In addition, the Company noted to the trustee and disbursement agent that certain of its assertions are subject to litigation in the United States District Court for the Southern District of Mississippi, Southern Division. In March 2006, the Company signed a litigation deferral agreement with the trustee and disbursement agent that deferred all litigation activity including discovery with respect to the 2005 lawsuits initiated by the Company until April 15, 2006. This deferral agreement was subsequently extended by both parties until August 15, 2006.

15% JUNIOR SUBORDINATED NOTE DUE 2012
Concurrently with the issuance of the Notes, the Company borrowed $10.0 million in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, and owner of Hard Rock Hotel Licensing, Inc. Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually. If the Company had opened as planned, the first interest payment would have been due on February 1, 2006. Accrued interest at each semi annual interest payment date prior to opening is added to the principal balance. The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid. Such premium is being accrued over the term of the junior subordinated note. On April 25, 2006, LRE acquired the junior subordinated note from Rank America. Under the change of control event as described in Note 1 or should the Hard Rock license agreement be terminated and the project become owned, operated or licensed by a Hard Rock competitor, the Company may be required to repay all amounts due under the junior subordinated note agreement. In addition, the Company may be required to make mandatory quarterly prepayments as calculated under the terms of the junior subordinated note once the Company opens the hotel and casino after reconstruction. As of August 14, 2006, LRE has not required the Company to prepay the junior subordinated note as a result of the change of control event. Therefore the note is classified as long term in the accompanying consolidated balance sheets.

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

IGT NOTE PAYABLE
On January 5, 2005, the Company entered into a Commercial Sales and Security Agreement (the "IGT Agreement") with International Game Technology ("IGT") for the financing of certain gaming devices and gaming systems. Pursuant to the agreement, the Company purchased approximately 1,100 slot devices from IGT as well as software licenses and related equipment for the gaming system. Under the IGT Agreement, interest accrues at the "high Wall Street Journal prime lending rate" (8.25% at June 30, 2006) and payments are based on a 60-month amortization payable in thirty-six monthly installments of principal and accrued interest with the balance due on the thirty-seventh month (November, 2008). IGT is named as a loss payee under the Company's blanket insurance policies.

SENIOR SECURED REDUCING LINE OF CREDIT FACILITY
On August 26, 2005, the company received a $1.3 million loan from The Peoples Bank pursuant to a $10.0 million Senior Secured Reducing Line of Credit Facility (the "Credit Facility"). The Credit Facility is secured by a security interest in certain collateral purchased by the Company and the lender is named as a loss payee under the Company's blanket insurance policies. The Credit Facility has a term of sixty-six months that includes an initial funding period that ended on December 31, 2005.

Interest on the Credit Facility accrued at the rate of 9.6659% at June 30, 2006, based on twelve month LIBOR plus 4.25%. On December 31, 2005, the outstanding balance of the Credit Facility was converted into a fully amortizing, five year term loan due December 31, 2010, requiring quarterly payments of principal and interest. The Peoples Bank has waived the requirement for principal and interest payments through July 14, 2007. The Company continues to make monthly payments of interest only.

BHR HOLDINGS, INC.  NOTE PAYABLE
On May 23, 2006, the Company received an $8.0 million loan from BHR. The note bears interest at 12% per annum and the principal balance and all accrued and upaid interest is due on the earlier of May 23, 2007 or the date on which sufficient insurance proceeds received from certain insurance carriers become available to repay the note.

OTHER
On July 1, 2005, the Company obtained an Irrevocable Letter of Credit from The Peoples Bank in favor of Hard Rock Hotel Licensing, Inc. in the amount of $1.0 million to comply with the terms and conditions of the Licensing Agreement with Hard Rock Hotel Licensing, Inc. The Letter of Credit is secured by a certificate of deposit in the amount of $1.0 million for a term of 90 days and will automatically renew. The Letter of Credit will be increased to $3.0 million within 90 days following the reconstruction and opening of the Hard Rock Biloxi.

6.    RELATED PARTY TRANSACTIONS

Roy Anderson, III a member of GAR is the President, Chief Executive Officer and majority stockholder of RAC, the Company's general contractor. The Company has entered into certain agreements with RAC, each of which the Company believes is on terms that are similar to and no less favorable to the Company than those that otherwise could have been obtained from third parties.

Pursuant to a guaranteed maximum price construction agreement, dated December 24, 2003, (the "Initial Construction Agreement"), as amended, RAC had constructed the Project. Total payments for construction of the Project for the period from the commencement of operations on March 27, 2003 through June 30, 2006 were $89.5 million, of which $71.1 million was paid directly to RAC. Post-Katrina remedial work was performed by RAC and payments in respect thereof through June 30, 2006 were $4.5 million; $2.9 million is outstanding and reflected in accounts payable in the June 30, 2006 consolidated balance sheet. On June 16, 2006, the Initial Contract was amended and restated (the "Amended Construction Agreement") to provide for rebuilding the casino portion of the Hard Rock Biloxi and renovating and repairing the existing hotel tower, low-rise building, parking garage and pool and deck area that were severely damaged by Hurricane Katrina. Pursuant to the terms of the Amended Construction Agreement, the Company has agreed to pay RAC the cost of the work performed plus a contractor's fee, with the aggregate of such amounts not to exceed the guaranteed maximum price of $78.3 million. No payments under the Amended Construction Agreement have been made as of June 30, 2006. The Company believes that the terms of the amendments to the Initial Construction Agreement are no less favorable to the Company than the terms of the Initial Construction Agreement.

In March 2006, the Company entered into an agreement with RAC to provide additional services at the property required as a result of the damage caused by Hurricane Katrina. The Company agreed to pay RAC the cost of the work performed plus a contractor's fee in an amount not to exceed the guaranteed maximum price of $1.4 million. At June 30, 2006, total amount billed under this agreement was $1.0 million with $90,892 outstanding and reflected in accounts payable in the June 30, 2006 balance sheet.


7.    2004 MEMBERSHIP INTEREST APPRECIATION RIGHTS PLAN

On June 13, 2006, the Company entered into agreements with the employees who were participants in the Company's Membership Interest Appreciation Rights Plan, to terminate such plan. As a result of the plan termination, payments aggregating $198,400 will be made to plan participants on the first to occur of
(i) the Company's having access for such purpose to restricted funds held by the trustee or (ii) 90 days from the date of the respective agreement. The Company has recorded such amount as a liability at June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were formed on October 18, 2002 and commenced operations on March 27, 2003. There were no assets, liabilities or operations from inception through the commencement of operations. Since our formation, we have been in the development stage. Our activities have included applying for certain necessary permits, licenses and regulatory approvals to enable us to own, construct and manage the operations of and engage in development activities for the Hard Rock Biloxi, as well as, pursuing insurance claim settlements related to Hurricane Katrina. We also purchased approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi to build the Hard Rock Biloxi. In addition, we have entered into a 20-year licensing agreement with Hard Rock Hotel Licensing, Inc. under which we were granted the right to use and develop the Hard Rock brand name for our hotel and casino resort. We began construction in January 2004 and construction of Hard Rock Biloxi was completed on-time and on-budget in August 2005. On August 29, 2005, Hurricane Katrina destroyed the casino and damaged related facilities, the low-rise building, hotel tower and parking garage.


RESULTS OF OPERATIONS

We are in the development stage and do not have any historical operating results other than costs incurred in designing, developing and redeveloping Hard Rock Biloxi. For the period from commencement of operations on March 27, 2003 through June 30, 2006, we incurred a net loss of $4.5 million, which reflects preopening expenses of $23.8 million, depreciation and amortization expenses of $0.9 million and net interest expense of $33.3 million, partially offset by insurance recoveries of $159.8 million. As a result of Hurricane Katrina, we recorded an impairment charge of $96.2 million for property and equipment that was destroyed or damaged as well as $10.2 million in other hurricane-related expenses. Due to the resolution of claims under all but one of our insurance policies, the amount recorded for the resolved claims exceeded the amount previously recorded by $26.6 million and is reflected in our consolidated statements of operations as insurance recoveries for the three and six month periods ended June 30, 2006. The preopening costs primarily relate to payroll, utilities, insurance premiums, licensing expenses, transaction fees, legal fees and organizational costs related to the design, development, and redevelopment of Hard Rock Biloxi. We expect these losses to continue until operations commence. Our historical operating results will not be indicative of future operating results because we plan to operate a new gaming facility in the future.

Insurance recoveries related to Hurricane Katrina insurance settlements for the three and six month periods ended June 30, 2006 were $34.4 million and $41.3 million respectively.

For the three month periods ended June 30, 2006 and 2005 we had net income of $23.2 million and a net loss of $2.5 million, respectively and for the six month periods ended June 30, 2006 and 2005 we had net income of $21.8 million and a net loss of $5.7 million, respectively. Pre-opening expenses for the three month periods ended June 30, 2006 and 2005 were $5.0 million and $1.3 million, respectively and for the six month periods ended June 30, 2006 and 2005 were $7.6 million and $2.3 million, respectively. The increase in pre-opening expenses for the three and six month periods ended June 30, 2006 is related to payroll and other general and administrative expenses, fees associated with the Hard Rock License, utilities, professional fees associated with on-going efforts to settle insurance claims and resolve issues with the trustee and disbursement agent and fees associated with the change of control tender offer made by BHR on the Company's behalf as required by the Indenture.

As a result of damage from Hurricane Katrina, property write downs and other hurricane related expenses for the three and six month periods ended June 30, 2006, were $0.9 million and $1.1 million, respectively. These expenses related primarily to costs associated with remediation and debris removal.

Depreciation and amortization expenses for the three month periods ended June 30, 2006 and 2005 were $0.2 million and $34,000, respectively and for the six month periods ended June 30, 2006 and 2005 were $0.4 million and $65,000, respectively. The increase is a result of the increased amortization of intangibles and more depreciable assets placed into service.

Total net interest expense for the three month periods ended June 30, 2006 and 2005 was $5.1 million and $1.1 million, respectively and for the six month periods ended June 30, 2006 and 2005 was $10.3 million and $3.4 million, respectively. The increase primarily relates to interest capitalized for the three and six month periods ended June 30, 2005 of $3.4 million and $5.7 million respectively. No interest was capitalized for the three and six month periods ended June 30, 2006.


LIQUIDITY AND CAPITAL RESOURCES

For the period from commencement of operations on March 27, 2003 through June 30, 2006, we used cash for operating activities of $60.1 million. We also used cash for investing activities of $157.2 million, principally to purchase and develop property and equipment. Other cash resources include $117.5 million of cash; however, such funds along with the insurance receivable are restricted by the Notes and the Hard Rock license agreement. We have a significant working capital deficit.

We used the gross proceeds we obtained from the offering of the Notes, the equity investment from AA Capital of $52.8 million, the junior subordinated note of $10.0 million and $14.1 million in furniture, fixtures and equipment financing to fund the costs associated with the original construction of Hard Rock Biloxi. The Notes are classified as a current liability on the consolidated balance sheets as a result of the event of loss offer requirements, pursuant to the terms of the Indenture.

On August 29, 2005, we sustained an estimated $106.4 million in property, equipment, inventory and other asset losses at Hard Rock Biloxi due to Hurricane Katrina. As of June 30, 2006, we have successfully negotiated settlements totaling $159.8 million for $167.1 million face amount of coverage. Only $13 million of $14 million face value of insurance policies issued by James River Insurance Company remains unsettled and is currently in litigation.

The $25.0 million primary layer of coverage and the $25.0 million first excess layer have been settled for the full amount of coverage; and $50.0 million has been paid into restricted accounts. With respect to the second excess layer, we have successfully negotiated settlements totaling $104.4 million for $117.1 million face amount of coverage. $66.1 million of these settlements has been received and deposited into a restricted account as of July 8, 2006. The $38.3 million balance of the settlements is due from the insurers prior to August 31, 2006 in accordance with the terms of the settlement. We have also recovered $5.4 million under certain smaller deductible buy-down policies; these proceeds have also been deposited into a restricted account. On August 8, 2006, the Company received $1.0 million from James River, which according to James River represents the uncontested amount of the claim under their policy. The Company has sent the payment to the trustee and disbursement agent for deposit into a restricted account.

We believe that insurance settlements, cash on deposit in the construction disbursement account, and permitted equipment financing is adequate to reconstruct and open the Hard Rock Biloxi similar to its condition immediately preceding Hurricane Katrina, assuming the insurance proceeds are released from the trustee and disbursement agent in a timely manner. However, due to Premier's current inability to access the insurance proceeds, together with the litigation with the remaining insurance carrier, both the amount and timing of access to the insurance proceeds is uncertain. As a result, the Company may not be able to restore Hard Rock Biloxi as planned.

Premier has estimated that the costs associated with opening the Hard Rock Biloxi, including, reconstruction, interest and expenses through the reconstruction period, and settlement of existing overdue obligations is approximately $$195.0 million.

As more fully discussed in Note 1, - "Basis of Presentation" to the Financial Statements, on April 25, 2006 a subsidiary of Leucadia indirectly acquired a controlling interest in the Company for an aggregate cash purchase price of $89 million. In connection with that transaction, on May 5, 2006, BHR commenced a tender offer (the "Offer") for all of the outstanding $160 million principal amount of the Notes at a price equal to 101% of the par value of the Notes plus accrued and unpaid interest to the date of payment. The tender offer, which expired at noon on June 9, 2006, satisfied the Company's obligation under the Indenture to make such an offer as a result of the occurrence of a change of control as defined in the Indenture. In connection with the Offer, GAR has agreed to cause the Company to pay BHR a fee of $2 million, which will be paid in accordance with the provisions of the Indenture and only to the extent distributions from the Company are available for such purpose.

Under the Indenture governing the Notes, in an event of loss such as Hurricane Katrina, we are required to make an event of loss offer to the extent we receive certain net loss proceeds under our insurance policy. What constitutes "net loss proceeds" is the subject of litigation we have filed against the trustee and disbursement agent. To the extent the noteholders choose not to tender their Notes under an event of loss offer, the net loss proceeds may be used by us for remediation and reconstruction of the Hard Rock Biloxi and for any other purpose not otherwise prohibited by the Indenture.

On June 30, 2006, we commenced an event of loss offer to purchase up to $94.0 million principal amount of the Notes at 100% of par, plus accrued and unpaid interest through and including the purchase date. Also on June 30, 2006, BHR commenced a tender offer to purchase all of the outstanding Notes at 101% of par, plus accrued and unpaid interest through and including the purchase date. Both offers expired on August 2, 2006 with no notes tendered.

At present all debris has been removed, reconstruction efforts have commenced and are ongoing. In order to advance reconstruction efforts we took certain actions. First, we received an $8.0 million loan from BHR on May 23, 2006 and used the proceeds to make certain payments to various parties, including vendors, RAC and subcontractors, for construction work performed prior to Hurricane Katrina and for remediation and debris removal work performed subsequent to Hurricane Katrina. Secondly, on June 16, 2006, we entered into an amended construction contract with RAC for a guaranteed maximum price of $78.3 million to rebuild the casino portion of Hard Rock and to renovate and repair the existing hotel tower, low-rise building, parking garage and pool and deck area that were severely damaged by Hurricane Katrina. Thirdly, we entered into a receivables purchase agreement on June 16, 2006, with BHR and RAC whereby BHR has agreed to purchase up to $40 million of receivables due to RAC by the Company under the amended construction contract in the event such receivables are past due for more than 10 days.

As more fully described above, we have submitted a Comprehensive Hurricane Katrina Recovery Proposal to the trustee and disbursement agent asking the trustee and disbursement agent to exercise its discretion to allow us to use available insurance proceeds from Hurricane Katrina-related insurance claims that are held or are expected to be held by the trustee and disbursement agent by August 31, 2006, to repair, rebuild, and open Hard Rock Biloxi and to pay certain claims, in accordance with the Cash Collateral and Disbursement Agreement related to the Notes. The trustee and disbursement agent filed a petition with the State of Minnesota District Court, Second Judicial District, Ramsey County, on June 30, 2006, seeking authorization to take all actions reasonable or necessary to consummate the proposal. A hearing on this matter is scheduled for August 24, 2006.

In spite of certain payments made to various parties, including vendors, RAC and subcontractors with the proceeds of the $8.0 million loan from BHR, the actions by the trustee and disbursement agent have prevented us from paying all obligations that arose both prior and subsequent to Hurricane Katrina. Our inability to pay these obligations has resulted in liens being placed against the property. Furthermore, reconstruction efforts may be hindered as a result of the bad will that the nonpayment of past due amounts may create. Critical suppliers, vendors and subcontractors may either increase prices significantly or choose not to do business with us when we repair and reconstruct the property.

Management continues to operate at significantly reduced operating costs, and seek full settlement of the remaining insurance coverage. There can be no assurance, however, that our plans can be accomplished without additional support. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Following the reconstruction and opening of the Hard Rock Biloxi, we expect to fund our business from operating cash flows.

Mississippi Bond Financing. Mississippi law provides that certain expenditures for materials made in connection with certain economic development projects in the State of Mississippi, including the land-based portion of the Hard Biloxi (which includes the hotel tower, the parking garage, the low-rise pavilion and the pool area), are exempt from Mississippi's sales tax if such expenditures are paid for with proceeds from approved industrial development revenue bonds issued by the Mississippi Business Finance Corporation, ("MBFC"). At June 30, 2006, Premier Finance Biloxi, Corp. had funded consolidated capital expenditures of approximately $35.2 million to qualify for the tax-exempt status. We saved $1.7 million in sales tax that we would have otherwise been required to pay in connection with the purchase of materials used in the construction of the land-based portion of the Hard Rock Biloxi.

Premier Finance Biloxi Corp. serves as the co-issuer of the Notes and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing.

The sale and issuance of the industrial development revenue bonds to Premier Finance Biloxi Corp. and the subsequent loan by MBFC of the proceeds thereof did not result in any additional net indebtedness for us.

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

SEASONALITY

We do not have an operating history. We anticipate that activity at the Hard Rock Biloxi may be modestly seasonal, with stronger results expected during the second and third quarters due in part to the relatively higher levels of tourism in the Mississippi Gulf Coast market during this time of the year and weaker results in the fourth quarter. In addition, operations may be impacted by adverse weather conditions and fluctuations in the tourism business generally. Accordingly, results of operations may fluctuate from quarter to quarter and the results for any one quarter may not be indicative of results for future quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Through June 30, 2006, we had not invested in derivative or foreign currency-based financial instruments. We are currently exposed to market risk from changes in interest rates.

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

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements or that may materially and adversely affect our actual results include, among others: (1) in the aftermath of destruction to the property and the Mississippi Gulf Coast region caused by Hurricane Katrina, our ability to recover sufficient insurance proceeds to rebuild the property, to gain access to the insurance proceeds currently restricted by U.S. Bank National Association, as trustee and disbursement agent, and to recruit and retain employees, (2) the gaming industry is very competitive and a recent change in the gaming law that has allowed shore based gaming along the Mississippi Gulf Coast could allow for increased competition in the Gulf Coast gaming market, as would the legalization or expansion of gaming in Mississippi or Alabama and the development or expansion of Native American casinos in or near our markets, (3) general construction risks and other factors, some of which are beyond our control, could prevent us from completing our reconstruction project as planned,
(4) changes in gaming laws or regulations, and delays in obtaining or our inability to obtain necessary permits, licenses and approvals, including alcoholic beverage licenses and gaming commission approvals, (5) changes in federal or state tax laws, and (6) changes in the economy. Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in our Annual Report on Form 10-K in section 1A entitled "Risk Factors" that was filed in April 2006.


ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial and accounting officer. Based upon the evaluation, our chief executive officer and our chief financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective as of June 30, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Consequently, due to these actions of U.S. Bank as trustee and disbursement agent, we have been unsuccessful in our attempt to pay various parties, including vendors, RAC and subcontractors, for work performed prior to Hurricane Katrina to construct the Hard Rock Biloxi. In order to protect the Hard Rock Biloxi, our ongoing reconstruction efforts and to prevent liens from being filed against the property, we filed a Complaint for Injunctive Relief on October 27, 2005 against U.S. Bank National Association, as trustee and disbursement agent for the Notes in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi. We asked the court to enforce the Disbursement Agreement and order the trustee and disbursement agent to disburse funds due under the properly submitted disbursement request. A hearing was held on November 8, 2005, at which time the judge suggested the parties meet to resolve their disagreement. The parties met; however, no solution was reached. On January 3, 2006, the trustee and disbursement agent filed a counterclaim in this matter alleging that funds disbursed to us for preopening expenses were used for other purposes. We deny these allegations and will vigorously defend all actions we took in this matter.

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

On January 18, 2006, the two actions against U.S. Bank National Association were consolidated by order of the U.S. District Court for the Southern District of Mississippi, Southern Division.

On March 3, 2006, we signed a litigation deferral agreement with the trustee and disbursement agent that deferred all litigation activity including discovery in the October 27, 2005 and December 16, 2005 lawsuits until April 15, 2006. The agreement has been extended by both parties until August 15, 2006.

On June 27, 2006 we filed a First Amended complaint to the consolidated actions against U.S. Bank National Association, with the United States District Court for the Southern District of Mississippi, Southern Division. This First Amended Complaint essentially expanded the declaratory relief sought to include a determination that any alleged Default by us under the Indenture has been excused by impossibility of performance or otherwise waived and that insurance proceeds from the Hurricane Katrina related damage should immediately be made available to us to rebuild Hard Rock Biloxi.

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

See, also, the Company's disclosure in Note 1 - "Basis of Presentation" to the Financial Statements included herein for a discussion of a petiton filed with respect to the Company's Comprehensive Hurricane Katrina Recovery Proposal submitted to the trustee and disbursement agent on June 29, 2006.

Insurance Litigation
--------------------

On January 10, 2006, we filed a complaint in the United States District Court for the Southern District of Mississippi, Southern Division against James River, one of the insurers that provided property insurance coverage for Hard Rock Biloxi. We, via the complaints, seek declaratory judgments against the insurer that the insurance policies provide coverage for the water damage to the hotel-casino property resulting from Hurricane Katrina. We are seeking compensatory and punitive damages as well as attorney's fees from the insurer.

The policy issued by James River covers $14.0 million of the second excess layer of coverage. The complaint against James River alleges that water damage caused to the Hard Rock Biloxi property by Hurricane Katrina is covered under the James River policy because such water damage was part of a Weather Catastrophe Occurrence (as defined in such policy). Prior to filing our complaint against James River, we were advised by letter from counsel to James River that all flood coverage is excluded from the James River policy, including water damage that is part of a Weather Catastrophe Occurrence, by reason of the flood exclusion in the policy. Counsel acknowledged, however, that the wind damage is covered by the policy.

On January 30, 2006, we filed an amended complaint against James River alleging, in addition to initial allegations, that the carrier's flood exclusion language, in any event, does not exclude flood damage to the casino because the casino floated on water. The applicable definition of flood in their policy describes an inundation of normally dry land. James River has moved to dismiss both the complaint and amended complaint. We have filed appropriate responsive pleadings.

On May 5, 2006, we filed a Motion for Leave to file a Second Amended Complaint in the United States District Court for the Southern Division of Mississippi, Southern Division, seeking to add a count for declaratory relief against James River for wind damage sustained to the property during Hurricane Katrina.

On July 28, 2006 a United States District Judge denied James River's motion to dismiss and motion to strike our jury trial request. James River's answer to our second amended complaint was due to be filed August 11, 2006.

We intend to vigorously pursue this action; however, no assurance can be given as to the results of this litigation.

On April 28, 2006, the Company filed a Complaint in the Circuit Court of Harrison County, Mississippi, Second Judicial District, against Homeland Insurance Company of New York, Clarendon America Insurance Company, RSUI Indemnity Corporation and Great American E & S Insurance Company, four of the insurers that have provided property insurance coverage for the Hard Rock Biloxi. The Company, via the complaint, seeks declaratory relief, compensatory damages and punitive damages against the respective insurers for their failure to pay insurance proceeds under the insurers' respective policies following Hurricane Katrina in the total amount of $45.0 million. As a result of the settlement of the Company's insurance claims as described above, upon receipt of the settlement amount in accordance with the terms of the settlement agreements, this litigation will be dismissed.

In June 2006, upon receipt of insurance proceeds in settlement of the Company's claims, the Company's previously disclosed litigation with SRI was dismissed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Upon consummation of the change of control as disclosed in Note 1 - "Basis of Presentation" to the Financial Statements, the AA-designated members of the Company's Board of Managers, Charles L. Wall, Jr., John A. Orecchio and Matthew
R. Friesl, resigned from their positions with the Company, and Ian M. Cumming, Joseph S. Steinberg, Lawrence S. Hershfield and Joseph O'Connor, designees of LRE and Leucadia, were appointed to the Board of Managers by GAR. Ian M. Cumming is the Chairman of the Board of Leucadia, Joseph S. Steinberg is a Director and President of Leucadia, Joseph O'Connor is an employee of Leucadia and Lawrence
S. Hershfield is Chief Executive Officer of Ranch Capital, LLC. Lawrence Hershfield was elected Chairman of the Board and will serve on the compensation committee with Joseph O'Connor. Joseph O'Connor and David Ross will serve on the audit committee.

ITEM 6. EXHIBITS

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit

3.1 Composite Amended Limited Liability Company Operating Agreement of Premier Entertainment Biloxi LLC,
10.1 Promissory Note by Premier Entertainment Biloxi LLC in favor of BHR Holdings, LLC, dated May 23, 2006,
10.2 Amended and Restated Employment Agreement by and between Premier Entertainment Biloxi LLC and Joseph Billhimer, dated June 14, 2006.
10.3 Amended and Restated Employment Agreement by and between Premier Entertainment Biloxi LLC and Robert Callaway, dated June 15, 2006.
10.4 Amended and Restated Employment Agreement by and between Premier Entertainment Biloxi LLC and Todd Raziano, dated June 15, 2006.
10.5 Receivables Purchase Agreement by and between BHR Holdings, Inc., Roy Anderson Corp. and Premier Entertainment Biloxi LLC, dated June 16, 2006.
10.6 Amended and Restated Agreement between Owner and Contractor, dated as of June 16, 2006, between Premier Entertainment Biloxi LLC and Roy Anderson Corp.
31.1 Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act, as amended.
31.2 Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act, as amended.



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PREMIER ENTERTAINMENT BILOXI LLC
                                               (Registrant)

Date: August 14, 2006                          /s/    Todd J. Raziano
                                               ----------------------------
                                               Todd J. Raziano
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)